Form 10QSB
period 1999-09-30
BAYNON INTERNATIONAL CORP
filed 1999-11-15
CIK 1089598

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the  quarterly  period ended  September  30, 1999
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


For the transition period from ......................to.........................

Commission file number 000-26653


                        BAYNON INTERNATIONAL CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)



               Nevada                                 88-0285718
               ------                                 ----------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

     266 Cedar Street, Cedar Grove                        07009
     -----------------------------                        -----
    (Address of principal executive                    (Zip Code)
               offices)

                               (973) 239-2952
            (Registrant's telephone number, including area code)

                                 Not applicable
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __  No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding at November, 1999
              -----                        -----------------------------
    Common Stock, $.001 par value                    9,532,692

                        BAYNON INTERNATIONAL CORPORATION
                        --------------------------------


             Index                                                      Page No.
             -----                                                      --------

Part I    Financial Information

Item 1    Financial Statements:

          Balance Sheets - September 30, 1999 and December 31, 1998 .......3

          Statements of Operations - For the Three and Nine Months
          Ended September 30, 1999 and 1998 ...............................4

          Statements of Cash Flows - For the Nine Months Ended
          September 30, 1999 and 1998 .....................................5

          Notes to Financial Statements ...................................6

Item 2    Management's Discussion and Analysis of  Financial
          Condition and Results of Operations .............................7


Part II   Other Information

Item 1    Legal Proceedings ...............................................9

Item 2    Changes in Securities and Use of Proceeds .......................9

Item 3    Defaults Upon Senior Securities .................................9

Item 4    Submission of Matters to a Vote of Security Holders .............9

Item 5    Other Information ...............................................9

Item 6    Exhibits and Reports on Form 8-K ................................9

          Exhibit 27.1:  Financial Data Schedule ........................E-1

                        BAYNON INTERNATIONAL CORPORATION

                                 Balance Sheets

                                                                                September 30, 1999       December 31, 1998
                                                                                    (Unaudited)              (Audited)
ASSETS
Current Assets:
    Cash and cash equivalents                                                         $48,151                 $50,892
                                                                                      -------                 -------

       Total Current Assets                                                            48,151                  50,892
                                                                                       ------                 -------

           Total Assets                                                               $48,151                 $50,892
                                                                                      =======                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                                             $ 2,500                 $ 1,215
                                                                                      -------                 -------

       Total Current Liabilities                                                      $ 2,500                 $ 1,215
                                                                                      -------                 -------

           Total Liabilities                                                          $ 2,500                 $ 1,215
                                                                                      -------                 -------

Stockholders' Equity:
    Common stock, $.001 par value, 50,000,000 Shares authorized, 9,532,692 shares issued and Outstanding at December 31, 1998 and 9,532,692
    At September 30, 1999                                                               9,533                   9,533
    Additional paid-in-capital                                                         44,000                  44,000
    Retained earnings (deficit)                                                       (7,882)                 (3,856)
                                                                                     --------                --------
       Total Stockholders' Equity                                                      45,651                  49,677
                                                                                     --------                --------

       Total Liabilities and Stockholders' Equity                                    $ 48,151                $ 50,892
                                                                                     ========                ========

                        BAYNON INTERNATIONAL CORPORATION

                             Statement of Operations
                                   (Unaudited)


                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                                    -------------                 -------------

                                                                  1999             1998           1999         1998
                                                                  ----             ----           ----         ----

Revenues                                                        $        -        $      -      $      -    $       -

Cost of Revenues                                                         -               -             -            -
                                                                ----------      ----------     ---------    ---------

Gross Profit                                                             -               -             -            -

Other Costs:
    General and administrative expenses
                                                                     2,192               -         6,101            -
                                                                ----------               -         -----            -

       Total Other Costs                                             2,192               -         6,101

Other Income and Expense:
    Interest income                                                    684             475         2,075          475
                                                                ----------             ---         -----          ---

Net Income (Loss) before Income Taxes                               (1,508)            475        (4,026)         475

Income Taxes                                                             -               -             -            -
                                                                ----------        --------     ---------      -------

Net Income (Loss)                                               $   (1,508)       $    475     $  (4,026)      $  475
                                                                ==========        ========     =========      =======

Earnings (Loss) Per Share:
Basic Earnings (loss) per common share                          $     (.00)       $    .00     $    (.00)      $  .00
                                                                ==========        ========     =========      =======

Diluted Earnings (loss) per common share                        $     (.00)       $    .00     $    (.00)      $  .00
                                                                ==========        ========     =========      =======

Basic Common shares outstanding                                  9,532,692       9,532,692     9,532,692    9,532,692

Diluted Common shares outstanding                                9,532,692       9,532,692     9,532,692    9,532,692

                        BAYNON INTERNATIONAL CORPORATION

                            Statements of Cash Flows
                     For the Nine Months Ended September 30,
                                   (Unaudited)

                                                                                1999               1998
                                                                                ----               ----

Cash Flows from Operating Activities:
    Net Income (Loss)                                                         $  (4,026)         $    475

Adjustments to reconcile net income (loss) to net cash
     Provided by (used in) operating activities:

Increase in accounts payable and accrued expenses                                 1,285               475
                                                                              ---------          --------

       Net cash provided by (used in) Operating activities                       (2,741)                -
                                                                              ---------          --------
Cash Flows from Financing Activities:
     Issuance of common stock                                                         -            50,000
                                                                              ---------          --------

       Net cash provided by financing activities                                      -            50,000
                                                                              ---------          --------

Net Increase (Decrease) in Cash and Cash Equivalents                            (2,741)            50,475

Cash and Cash Equivalents, beginning of period                                   50,892                 -
                                                                              ---------          --------

Cash and Cash Equivalents, end of period                                      $  48,151          $ 50,475
                                                                              =========          ========

                        BAYNON INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 1999 and 1998
                                   (Unaudited)


1. Baynon International Corporation (formerly known as Technology Associates Corporation and hereinafter referred to as the "Company"), was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking. On December 28, 1989, the Company reincorporated under the laws of the State of Nevada. The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board. The Company has not engaged in any business operations for at least the last two years and has no operations to date.

2. The December 31, 1998 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1999 and the statements of operations for the three and nine months ended September 30, 1999 and 1998 and the statements of cash flows for the nine months ended September 30, 1999 and 1998.

         The statements of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of results for the full year.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Registration Statement on Form 10-SB.

3. Earnings per share are based on the weighted average number of common shares outstanding including common stock equivalents.

                        BAYNON INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         At March 31, 1999, the Company had a cash balance of $48,151, which represents a $2,741 decrease from the $50,892 balance at December 31, 1998. This $2,741 decrease results entirely from cash used in operations. The Company's working capital position at September 30, 1999 was $45,651 as compared to a December 31, 1998 balance of $49,677.

         The focus of the Company's efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. The Company does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination, however, none of these opportunities were pursued. The Company expects no adverse impact from the Year 2000 computer issue. The Company presently owns no real property and at this time has no intention of acquiring any such property.

Results of Operations

Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998


Net income (loss)

         The Company recorded a loss of $1,508 in the current three-month period verses income of $475 in the prior year period. Interest income increased $209 to $684 primarily due to the funds being invested for a three month versus a two month period of time. General and administrative expenses of $2,192 compared to none in the prior year period. The increase of $2,192 was due primarily to costs and fees incurred in connection with the Company's filing of a Form 10-SB with the United States Securities and Exchange Commission.

         During the current and prior year quarter the Company had not recorded an income tax provision/benefit due to its tax carryforward position at that time.

Results of Operations

Nine Months Ended September 30, 1999


Net income (loss)

         The Company recorded a net loss of $6,101 in the current nine-month period versus income of $475 in the prior year period. Interest income increase $1,600 to $2,075 primarily due to funds invested for nine months versus two months. General and administrative expenses of $6,101 were $6,101 higher than the prior year period of $0. The increase of $6,101 was due primarily to costs and fees incurred by the Company in connection with filing its Form 10-SB and becoming a reporting company.

         During the current and prior year period the Company had not recorded an income tax provision/benefit due to [its tax carryforward position at that time].

                        BAYNON INTERNATIONAL CORPORATION



PART II.          Other Information


Item 1.           Legal Proceedings

                  Not Applicable.

Item 2.           Change in Securities and Use of Proceeds

                  Not Applicable.

Item 3.           Defaults Upon Senior Securities

                  Not Applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  Not Applicable.

Item 5.           Other Information

                  Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits: See Financial Data Schedule, attached hereto as Exhibit 27.1

                  (b) Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                BAYNON INTERNATIONAL CORPORATION

                                                Registrant


Date: November 15, 1999                         By:/s/ Pasquale Catizone
                                                   -----------------------------
                                                   Pasquale Catizone, Chairman
                                                   (on behalf of the registrant)