Form 10KSB
period 1999-12-31
BAYNON INTERNATIONAL CORP
filed 2000-03-30
CIK 1089598

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999
                                                             OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[ ]      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from _________________  to ________________


                          Commission file No. 000-26653

                           BAYNON INTERNATIONAL CORP.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       88-02857182
--------------------------------             ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
   incorporation or organization)

266 Cedar Street, Cedar Grove, New Jersey                   07009
------------------------------------------               -----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (973)-239-2952
                                                    --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:
                  None

Securities registered pursuant to Section 12(g) of the Exchange Act:
                  Common Stock, par value $.001 per share

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes   X    No
                               -----    -----
         Check if there is no disclosure of delinquent filings pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

         State the issuer's revenues for its most recent fiscal year: $  0

         The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant as of March 1, 2000 was approximately $ 29,849(1).

         As of March 1, 2000, the Registrant had 10,532,692 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

----------------
(1) As there has been no trading market for the Registrant's Common Stock for at least the last two years, the per share value of $.01 was estimated based upon a private placement by the Registrant.

                                     PART I

         ITEM 1.  DESCRIPTION  OF  BUSINESS

         Baynon International Corp. (formerly known as "Technology Associates Corporation" and hereinafter referred to as the "Company"), was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts. On December 28, 1989, the Company reincorporated under the laws of the State of Nevada. The Company was formerly engaged in the technology marketing business. The Company has not engaged in any business operations for at least the last three years. The Company is considered a blank check company for purposes of this report. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended (the "Securities Act"), a "blank check" company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

         The Company will attempt to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute or sell assets to the Company rather than to merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company seeks to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

         A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors. No assurances can be given that the Company will be able to enter into a business combination, or, if the Company does enter into such a business combination no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

         The Company has not engaged in any business operations for at least the last three years. The current and proposed business activities described herein classify the Company as a blank check company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

Risk Factors

         The Company's business is subject to numerous risk factors, including the following:

         No Operating History Or Revenue And Minimal Assets. The Company has had no operating history nor any revenues or earnings from operations for at least the last three years. The Company has no significant assets or financial resources. The Company will, in all likelihood, incur operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There can be no assurance that the Company will be able to identify such a target company and consummate such a business combination on acceptable terms or that it will derive any benefit from the net operating loss.

         Speculative Nature Of The Company's Proposed Operations. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified target company. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be able to identify a candidate satisfying such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control.

         Scarcity Of And Competition For Business Opportunities And Combinations. The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

         No Agreement For Business Combination Or Other Transaction--No Standards For Business Combination. The Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There can be no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company opportunity to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having losses, limited or no potential for earnings, limited assets, no significant operating history, negative net worth or other negative characteristics.

         Continued Management Control, Limited Time Availability. While seeking a business combination, management anticipates devoting up to five (5) hours per month to the business of the Company. The Company's only officers are the President, Mr. Pasquale Catizone, and Mr. Carmine Catizone, the Secretary and Treasurer, neither of whom have entered into written employment agreements with the Company or are expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of its President, Mr. Pasquale Catizone, would adversely affect development of the Company's business and its likelihood of consummating a business combination.

         Conflicts Of Interest--General. The Company's two officers and directors participate in other business ventures which may compete directly with the Company. Although none are anticipated, conflicts of interest and non-arms length transactions may also arise in the future. Management does not anticipate that the Company will seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See "ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS--Conflicts of Interest."

         Reporting Requirements May Delay Or Preclude Acquisition. Section 13 of the Exchange Act requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

         Lack Of Market Research Or Marketing Organization. The Company has not conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there can be no assurance the Company will be successful in completing any such business combination.

         Lack Of Diversification. The Company's proposed operations, even if successful, will, at least in the short term and in all likelihood in the long term, result in the Company engaging in a business combination with only one business opportunity. Consequently, the Company's activities will be limited to those engaged in by the business opportunity which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

         Probable Change In Control And Management. A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company's common stock held by them. The resulting change in control of the Company will likely result in removal of the present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

         Reduction Of Percentage Share Ownership Following Business Combination. The Company's primary plan of operation is based upon the consummation of a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

         Aspects Of Blank Check Offering. The Company may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter or to obtain an underwriter on terms satisfactory to the Company or the target.

         Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction or their respective shareholders.

         Requirement Of Audited Financial Statements May Disqualify Business Opportunities. Management of the Company will request that any potential business opportunity provide audited financial statements. One or more potential combination candidates may opt to forego pursuing a business combination with the Company rather than incur the burdens associated with preparing audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents for such a transaction may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the home office of Mr. Pasquale Catizone, an officer and director, at no cost to the Company, an arrangement which management expects will continue until the Company completes an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

         There is no litigation pending or threatened by or against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED
         SECURITYHOLDER MATTERS

         (a) Market Price. There has been no trading market for the Company's Common Stock for at least the last two years. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

       Exchange Act Rule 15g-9 establishes sales practice requirements relating to "penny stocks." For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

       In order to qualify for listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income in the latest fiscal year or for two of the last three years of $750,000; (ii) public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders holding at least 100 shares each and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income in the latest fiscal year or for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders holding at least 100 shares. The Company must also meet certain corporate governance criteria established from time to time by Nasdaq.

       If, after a merger or acquisition, the Company does not meet the qualifications for listing on the Nasdaq SmallCap Market, the Company's securities may be traded in the NASD's over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not cited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges. The Company may apply for listing on the NASD OTC Bulletin Board or may offer its securities in what are commonly referred to as the "pink sheets" of the National Quotation Bureau, Inc. To qualify for listing on the NASD OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company for listing on the Bulletin Board.

       If the Company is unable initially to satisfy the requirements for quotation on the Nasdaq SmallCap Market or becomes unable to satisfy the requirements for continued quotation thereon, and trading, if any, is conducted in the OTC market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

       (b) Holders. There are approximately 540 record holders of the Company's Common Stock. The issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

       (c) Dividends. The Company has not paid any dividends in the past two years, and has no plans to do so for the foreseeable future.

       (d) Recent Sales of Unregistered Securities. On May 11, 1998, the Company, in connection with a Securities Purchase Agreement as described in Item 12, sold a warrant (the "Warrant"), to purchase six million (6,000,000) shares of the Company's Common Stock, to Pasquale Catizone. The Warrant was sold without registration under the Securities Act pursuant to the exemptions contained in Sections 4(2) and 4(6) of the Securities Act. The Warrant was exercised by Pasquale Catizone on September 17, 1998 at a price of $.00883 per share. On December 17, 1999, the Company, without registration under the Securities Act and pursuant to the exemptions contained in Sections 4(2) and 4(6) of the Securities Act, issued and sold to Joseph Corforte one million (1,000,000) shares of Common Stock for an aggregate purchase price of ten thousand dollars. Other than the aforementioned transactions, the Company has made no sales of unregistered securities during the past three (3) years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       (a)        Liquidity and Capital Resources

         At December 31, 1999, the Company had a cash balance of $53,475 which represents a $2,583 increase from the $50,892 balance at December 31, 1998. This $2,583 increase was a result of proceeds from the sale of the Company's Common Stock less the cash used in operations. The Company's working capital position at December 31, 1999, was $47,370 as compared to a December 31, 1998 balance of $49,677.

         The focus of the Company's efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. The Company does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination, however, none of these opportunities were pursued. The Company expects no adverse impact from the Year 2000 computer issue. The Company presently owns no real property and at this time has no intention of acquiring any such property. The Company's sole expected expenses are comprised of professional fees primarily incident to its reporting requirements. The Company can satisfy its cash requirements for at least the next twelve (12) months before it will need to raise additional funds.

       (b) Results of Operations For the year Ended December 31, 1999 compared to The Year Ended December 31, 1998

         The Company recorded a loss of $12,307 in the current year versus a loss of $323 in the prior year. Interest income increased $1,527 to $2,704 as the Company's cash resulting from the sale of securities in May of 1998 was invested for the full year of 1999. General and administrative expenses were $15,011 compared to $1,500 in the prior year period. The increase of $13,511 was due primarily to costs incurred in enabling the Company to satisfy the requirements of a reporting company.

         During the current and prior year, the Company did not record an income tax benefit due to the uncertainty associated with the Company's ability to merge with an operating company, which might permit the Company to avail itself of those advantages.

ITEM 7.  FINANCIAL STATEMENTS

         The response to this item is included as a separate section of this report commencing on page 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Subsequent to the closing of the Securities Purchase Agreement dated as of May 11, 1998, the Company changed accountants, at which time the firm of Samuel Klein and Company was retained. Management had no disagreements with the findings of its former accountants.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company has two Directors and two Officers as follows:

Name                                     Age           Positions and Offices Held          Director Since
----                                     ---           --------------------------          --------------
Pasquale Catizone(1)                     59            President, Director                 May 1998

Carmine Catizone(1)                      54            Secretary, Treasurer,               May 1998
                                                       Director

(1) Carmine and Pasquale Catizone are brothers.

         Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and his business experience during at least the last five years:

         Pasquale Catizone. Mr. Catizone has been president and a director of the Company since May 1998. Mr. Catizone has been self-employed as a financial consultant for more than five years.

         Carmine Catizone. From August 1995 to present, Mr. Catizone has been President and a director of Creative Beauty Supply, Inc., a retail and wholesale beauty supply distributor. Mr. Catizone formerly served as President and a director of J&E Beauty Supply, Inc. also a retail and wholesale distributor of beauty supplies, from June 1988 to August 1995.

Current Blank Check Companies

         Except for the Company, no directors or officers of the Company are presently officers, directors or shareholders in any blank check companies. One or both of the officers/directors may, in the future, become involved with additional blank check companies.

ITEM 10. EXECUTIVE COMPENSATION

         The Company's current officers and directors do not receive any compensation for their services rendered to the Company, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with the Company.

         The officers and directors of the Company will not receive any finder's fee, either directly or indirectly, as a result of their efforts to implement the Company's business plan outlined herein. However, the officers and directors of the Company anticipate receiving benefits as shareholders of the Company. See "ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

         No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1999, certain information regarding the ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and
(iii) all of the Company's Executive Officers and Directors as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided. In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.

                                        Amount of            Percentage of
Name and Address                       Beneficial                Class
of Beneficial Owner                     Ownership                -----
-------------------                    ----------
Pasquale Catizone (1) (3)               3,547,815                37.2%
266 Cedar Street
Cedar Grove, NJ 07009

Carmine Catizone (2) (3)                4,000,000                42.0%
10 1/2Walker Avenue
Morristown, NJ 07960

All Executive Officers and              7,547,815                79.2%
Directors as a Group

Joseph Corforte                         1,000,000                 9.5%
5465 Green Palms Street
Las Vegas, Nevada

(1) Includes (a) 1,000,000 shares held of record by Mr. Catizone's daughter, and
(b) 1,000,000 shares held of record by Pasquale Catizone's wife, Barbara Catizone. Barbara Catizone's shares and Mr. Catizone's daughter's shares each amount to a 9.5% ownership of the class.

(2) Includes (i) 500,000 shares held in a custodial account for the benefit of his daughter Carrie Catizone; and (ii) 500,000 shares held in a custodial account for the benefit of his daughter Sherri Catizone.

(3) Carmine Catizone and Pasquale Catizone are brothers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to a certain Securities Purchase Agreement dated as of May 11, 1998, Mr. Pasquale Catizone purchased from the former president and director of the Company an aggregate of 2,597,714 shares of Common Stock for an aggregate purchase price of $23,000. Simultaneous with the closing of the Securities Purchase Agreement, the then officers and directors of the Company tendered resignations from their respective positions, at which time Pasquale Catizone became president and director and Carmine Catizone became secretary, treasurer and director of the Company. Also simultaneous with the closing of the Securities Purchase Agreement, the Company issued to Pasquale Catizone a Common Stock Purchase Warrant for 6,000,000 shares of Common Stock (the "Warrant") which was exercised on September 17, 1998. The shares of Common Stock underlying the warrant were distributed to Pasquale Catizone and his nominees, including Carmine Catizone and other family members. Pasquale Catizone and Carmine Catizone are brothers.

Conflicts Of Interest

         Although there are no plans to do so at this time, the Company's officers and directors may in the future organize other companies of a similar nature and with a similar purpose as the Company. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates that it will devote only a minor amount of time to the Company's affairs. The Company does not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

         A conflict may arise in the event that another blank check company with which management becomes affiliated is formed and actively seeks a target company. It is anticipated that target companies will be located for the Company and other blank check companies in chronological order of the date of formation of such blank check companies. However, any blank check companies that may be formed may differ from the Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation. Mr. Pasquale Catizone will be responsible for seeking, evaluating, negotiating and consummating a business combination with a target company which may result in terms providing benefits to any officer or director.

         Mr. Pasquale Catizone is currently a self-employed financial consultant. As such, demands may be placed on the time of Mr. Catizone which will detract from the amount of time he is able to devote to the Company. However, should such a conflict arise, there is no assurance that Mr. Catizone would not attend to other matters prior to those of the Company. Mr. Catizone projects that initially approximately five (5) hours per month of his time may be spent locating a target company which amount of time would increase when the analysis of, and negotiations and consummation with, a target company are conducted.

         In the event the Company needs additional funds for operating capital and/or for costs in connection with a business combination, the Company may opt to issue additional common stock. Except in connection with the foregoing financing possibility, no other securities, or rights to securities, of the Company will be issued to management or promoters, or their affiliates or associates, prior to the completion of a business combination. At the time of a business combination, management expects that some or all of the shares of Common Stock owned by the officers and directors will be purchased by the target company. The amount of Common Stock sold or continued to be owned by the officers and directors cannot be determined at this time.

         The terms of business combination may include such terms as one or more of the present directors remaining a director or officer of the Company. The terms of a business combination may provide for a payment by cash or otherwise to one or more of the present directors for the purchase of all or part of their holdings of common stock of the Company by a target company. In such event, one or more directors would directly benefit from such employment or payment, and such benefits may influence management's choice of a target company.

         The Company may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target company to the Company where that reference results in a business combination. The amount of any finder's fee will be subject to negotiation, and cannot be estimated at this time. No finder's fee of any kind will be paid to management or promoters of the Company or to their associates or affiliates. No loans of any type have, or will be, made to management or promoters of the Company or to any of their associates or affiliates.

         The Company's officers and directors, its promoters and their affiliates or associates have not had any negotiations with and there are no present arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of a business combination with the Company.

         The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management or promoters of the Company or any affiliates or associates have any interest, direct or indirect. The Company will not pay any finder's fees to members of management in connection with identifying an entity to a successful business combination.

                  There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

                                     PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

                  The exhibits that are filed with this report or that are incorporated herein by reference are set forth below:

------------------------------------------------------------ ---------------------------------------------------------
                  Incorporated Documents                                      SEC Exhibit Reference
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
3.1      Certificate of Incorporation of the Registrant,     As filed with the Registrant's form 10-SB on July 8,
         as amended 1999,                                    File No. 000-26653
------------------------------------------------------------ ---------------------------------------------------------
------------------------------------------------------------ ---------------------------------------------------------
3.2      Bylaws of the Registrant, as amended                As filed  with the  Registrant's  form  10-SB on July 8,
                                                             1999, File No. 000-26653
------------------------------------------------------------ ---------------------------------------------------------
         (b)      Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of fiscal 1999.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Baynon International Corp.


We have audited the accompanying balance sheets of Baynon International Corp. (formerly Technology Associates Corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baynon International Corp. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





                                                       SAMUEL KLEIN AND COMPANY

Newark, New Jersey
February 28, 2000

                           BAYNON INTERNATIONAL CORP.

                                 BALANCE SHEETS

                                                                December 31,
ASSETS
                                                          1998             1999
                                                          ----             ----
Current Assets:
   Cash and cash equivalents                            $ 53,475         $ 50,892
                                                        --------         --------
          Total Current Assets                            53,475           50,892
                                                        --------         --------
Total Assets                                            $ 53,475         $ 50,892
                                                        ========         ========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                $  6,105         $  1,215
                                                        --------         --------
          Total Current Liabilities                        6,105            1,215
                                                        --------         --------
          Total Liabilities                                6,105            1,215
                                                        --------         --------
Stockholders' Equity:
   Common stock, $.001 par value, 50,000,000
     shares authorized, 10,532,692 and 9,532,692
     shares issued and outstanding at December
     31, 1999 and 1998                                    10,533            9,533
   Additional paid-in-capital                             53,000           44,000
   Retained earnings (deficit)                           (16,163)          (3,856)
                                                        --------         --------
          Total Stockholders' Equity                      47,370           49,677
                                                        --------         --------
Total Liabilities and Stockholders' Equity              $ 53,475         $ 50,892
                                                        ========         ========







--------------------
The accompanying notes are an integral part of these financial statements.

                           BAYNON INTERNATIONAL CORP.

                            STATEMENTS OF OPERATIONS

                                                                For the Years Ended
                                                                     December 31,
                                                             1998                 1999
                                                             ----                 ----
Revenues                                                $       --            $       --

Cost of Revenues                                                --                    --
                                                        ------------          ------------

Gross Profit                                                    --                    --

Other Costs:
   General and administrative expenses                        15,011                 1,500
                                                        ------------          ------------
          Total Other Costs                                   15,011                 1,500
Other Income and Expense:
   Interest income                                             2,704                 1,177
                                                        ------------          ------------
Net Loss before Income Taxes                                 (12,307)                 (323)
Income Taxes                                                    --                    --
                                                        ------------          ------------

Net Loss                                                $    (12,307)         $       (323)
                                                        ============          ============
Earnings (Loss) Per Share:
  Earnings (loss) per common share                      $      (0.00)         $      (0.00)
                                                        ============          ============

  Earnings (loss) per common share - assuming
    dilution                                            $      (0.00)         $      (0.00)
                                                        ============          ============

  Common shares outstanding                               10,532,692             9,532,692
                                                        ============          ============

  Common shares outstanding - assuming dilution           10,532,692             9,532,692
                                                        ============          ============



--------------------
The accompanying notes are an integral part of these financial statements.

                           BAYNON INTERNATIONAL CORP.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                      Common Stock
                                     $.001 Par Value
                               -------------------------
                                                  Common      Additional      Retained          Total
                                  Number          Stock        Paid-In-       Earnings      Stockholders'
                                of Shares         Amount        Capital       (Deficit)        Equity
                                ---------         ------        -------       ---------        ------

Balances, January 1, 1998        3,532,692    $     3,533    $      --      $    (3,533)    $      --

Issuance of Common Shares        6,000,000          6,000         44,000           --            50,000

Net Loss for the Year Ended
  December 31, 1998                   --             --             --             (323)           (323)
                               -----------    -----------    -----------    -----------     -----------

Balances, December 31, 1998      9,532,692          9,533         44,000         (3,856)         49,677

Issuance of Common Shares        1,000,000          1,000          9,000           --            10,000

Net Loss for the Year Ended
 December 31, 1999                    --             --             --          (12,307)        (12,307)
                               -----------    -----------    -----------    -----------     -----------

Balances, December 31, 1999    $10,532,692    $    10,533    $    53,000    $   (16,163)    $    47,370
                               ===========    ===========    ===========    ===========     ===========

--------------------
The accompanying notes are an integral part of these financial statements.

                           BAYNON INTERNATIONAL CORP.

                            STATEMENTS OF CASH FLOWS

                                                                          For the Years Ended
                                                                               December 31,

                                                                        1998                 1999
                                                                        ----                 ----


Cash Flows from Operating Activities:
   Net loss                                                          $(12,307)            $   (323)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Increase in accounts payable and
         accrued expenses                                               4,890                1,215
                                                                     --------             --------
                Net cash provided by (used in)
                  operating activities                                 (7,417)                 892
                                                                     --------             --------
Cash Flows from Financing Activities:
   Issuance of common stock                                            10,000               50,000
                                                                     --------             --------
                Net cash provided by financing activities              10,000               50,000
                                                                     --------             --------
Net Increase in Cash and Cash Equivalents                               2,583               50,892
Cash and Cash Equivalents, beginning of year                           50,892                 --
                                                                     --------             --------
Cash and Cash Equivalents, end of year                               $ 53,475             $ 50,892
                                                                     ========             ========








--------------------

The accompanying notes are an integral part of these financial statements.

                           BAYNON INTERNATIONAL CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999




1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Baynon International Corp. (formerly known as Technology Associates Corporation and hereinafter referred to as the "Company") was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking. On December 28, 1989, the Company reincorporated under the laws of the State of Nevada. The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board. The Company has not engaged in any business operations for at least the last three years and has no operations to date.

The Company will attempt to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company seeks to provide a method for a foreign or domestic private company to become a reporting (public) company whose securities are qualified for trading in the United States secondary market.

Cash and Cash Equivalents

For financial statement purposes, short-term investments with a maturity of ninety days or less and highly liquid investments are considered cash equivalents.

Use of Management's Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings (Loss) Per Share

As of December 31, 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" (SFAS 128) replacing the calculation of primary and fully diluted earnings per share with Basic and Diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities and thus is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is similar to the previously fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Dilutive earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires that if facts and circumstances indicate that the cost of fixed assets or other assets may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted pre-tax cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value or discounted pre-tax cash flow value would be required.

Comprehensive Income

For the year ended December 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. The adoption of SFAS 130 had no impact on total stockholders' equity for either of the years presented in these financial statements.

2.  COMMON STOCK

The authorized capital stock of the Company consists of 50,000,000 shares of Common Stock, par value $.001 per share, of which 10,532,692 shares are issued and outstanding at December 31, 1999.

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata in all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and nonassessable. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

Pursuant to a certain Securities Purchase Agreement dated as of May 11, 1998, Mr. Pasquale Catizone purchased from the former president and director of the Company an aggregate of 2,597,714 shares of Common Stock for an aggregate purchase price of $23,000. Simultaneous with the closing of the Securities Purchase Agreement, the then officers and directors of the Company tendered resignations from their respective positions, at which time Pasquale Catizone became president and director and Carmine Catizone became secretary, treasurer and director of the Company. Also simultaneous with the closing of the Securities Purchase Agreement, the Company issued to Pasquale Catizone a Common Stock Purchase Warrant for 6,000,000 shares of Common Stock which was exercised on September 17, 1998, and the Company received net proceeds of $50,000. The shares of Common Stock underlying the warrant were distributed to Pasquale Catizone and his nominees, including Carmine Catizone and other family members. Pasquale Catizone and Carmine Catizone are brothers.

On December 28, 1999, the Company issued 1,000,000 shares of common stock, $.001 par value, and the Company received net proceeds of $10,000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  BAYNON INTERNATIONAL CORP.


Date:  March 29, 2000                        By:  /s/ Pasquale Catizone
                                                  ----------------------------
                                                  Pasquale Catizone, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



      Signatures                      Title                         Date
      ----------                      -----                         ----
/s/ Pasquale Catizone
---------------------
Pasquale Catizone          President                            March 29, 2000
                           (Principal Executive Officer)
/s/ Carmine Catizone
---------------------
Carmine Catizone           Secretary, Treasurer                 March 29, 2000
                           (Principal Financial Officer)