Form 10QSB
period 2000-03-31
BAYNON INTERNATIONAL CORP
filed 2000-05-17
CIK 1089598

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000
                              ---------------
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ................ to ....................

Commission file number 000-26653
                       ---------


                        BAYNON INTERNATIONAL CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)



                 Nevada                                 88-0285718
                 ------                                 ----------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

          266 Cedar Street,                               07009
       Cedar Grove, New Jersey                            -----
       -----------------------
   (Address of principal executive                     (Zip Code)
               offices)

                                 (973) 239-2952
              (Registrant's telephone number, including area code)

                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at May 1, 2000
               -----                         --------------------------
    Common Stock, $.001 par value                     10,532,692

                        BAYNON INTERNATIONAL CORPORATION

             Index                                                                                     Page No.
             -----                                                                                     --------
Part I       Financial Information

Item 1       Financial Statements:

             Balance Sheets - March 31, 2000 and December 31, 1999                                        3

             Statements of Operations - For the Three Months Ended
             March 31, 2000 and 1999                                                                      4

             Statements of Cash Flows - For the Three Months Ended March 31, 2000 and 1999                5

             Notes to Financial Statements                                                                6

Item 2       Management's Discussion and Analysis of  Financial Condition and Results of                  7
                      Operations


Part II      Other Information

Item 1       Legal Proceedings                                                                            8

Item 2       Changes in Securities and Use of Proceeds                                                    8

Item 3       Defaults Upon Senior Securities                                                              8

Item 4       Submission of Matters to a Vote of Security Holders                                          8

Item 5       Other Information                                                                            8

Item 6       Exhibits and Reports on Form 8-K                                                             8

             Exhibit 27.1:  Financial Data Schedule                                                       10


                        BAYNON INTERNATIONAL CORPORATION

                                 Balance Sheets

                                                                      March 31, 2000        December 31, 1999
                                                                        (Unaudited)            (Audited)
ASSETS
Current Assets:
    Cash and cash equivalents                                             $ 50,527              $ 53,475
                                                                          --------              --------

       Total Current Assets                                                 50,527                53,475
                                                                          --------              --------

           Total Assets                                                   $ 50,527              $ 53,475
                                                                          ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                                 $  3,059              $  6,105
                                                                          --------              --------

       Total Current Liabilities                                             3,059                 6,105
                                                                          --------              --------

           Total Liabilities                                                 3,059                 6,105
                                                                          --------              --------

Stockholders' Equity:
    Common stock, $.001 par value, 50,000,000
    Shares authorized, 10,532,692 shares issued and 9,532,692
    Shares issued and outstanding at March 31, 2000 and
    December 31, 1999                                                       10,533                10,533
    Additional paid-in-capital                                              53,000                53,000
    Retained earnings (deficit)                                            (16,065)              (16,163)
                                                                          --------              --------
       Total Stockholders' Equity                                           47,468                47,370
                                                                          --------              --------

       Total Liabilities and Stockholders' Equity                         $ 50,527              $ 53,475
                                                                          ========              ========










---------------
The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                             Statement of Operations
                                   (Unaudited)

                                                                 Three Months Ended
                                                                       March 31,
                                                         ---------------------------------
                                                             2000                  1999
                                                             ----                  ----
Revenues                                                 $    - 0 -                $ - 0 -

Cost of Revenues                                              - 0 -                  - 0 -
                                                         ----------             ---------

Gross Profit                                                  - 0 -                  - 0 -

Other Costs:
    General and administrative expenses                         631                  - 0 -
                                                         ----------             ---------

       Total Other Costs                                        631                  - 0 -

Other Income and Expense:
    Interest income                                             729                   690
                                                         ----------             ---------

Net Income (Loss) before Income Taxes                            98                   690

Income Taxes                                                  - 0 -                 - 0 -

Net Income (Loss)                                        $       98             $     690
                                                         ==========             =========

Earnings (Loss) Per Share:
    Basic Earnings (loss) per common share               $      .00             $     .00
                                                         ==========             =========

    Diluted Earnings (loss) per common share             $      .00             $     .00
                                                         ==========             =========

    Basic Common shares outstanding                      10,532,692             9,532,692
                                                         ==========             =========

    Diluted Common shares outstanding                    10,532,692             9,532,692
                                                         ==========             =========








-----------------
The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            Statements of Cash Flows
                       For the Three Months Ended March 31
                                   (Unaudited)

                                                                             2000              1999
                                                                             ----              ----
Cash Flows from Operating Activities:
    Net Income (Loss)                                                         $ 98             $ 690

Adjustments to reconcile net income (loss) to net cash
     Provided by (used in) operating activities:

Decrease in accounts payable and accrued expenses                          (3,046)              (544)
                                                                           -------           -------

       Net cash provided by (used in) operating activities                 (2,948)              (146)
                                                                           -------           -------

Net Increase (Decrease) in Cash and Cash Equivalents                       (2,948)               146

Cash and Cash Equivalents, beginning of period                              53,475            50,892
                                                                           ------            -------

Cash and Cash Equivalents, end of period                                   $50,527           $51,038
                                                                           =======           =======




















----------------
The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2000 and 1999
                                   (Unaudited)


1. Baynon International Corporation (formerly known as Technology Associates Corporation and hereinafter referred to as the "Company"), was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking. On December 28, 1989, the Company reincorporated under the laws of the State of Nevada. The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board. The Company has not operated for at least the last two years and has no operations to date.

2. The December 31, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2000 and the statements of operations for the three months ended March 31, 2000 and 1999 and the statements of cash flows for the three months ended March 31, 2000 and 1999.

      The statements of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of results for the full year.

      While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

3. Earnings per share are based on the weighted average number of common shares outstanding including common stock equivalents.

                        BAYNON INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         At March 31, 2000, the Company had a cash balance of $50,527, which represents a $2,948 decrease from the $53,475 balance at December 31, 1999. This $2,948 decrease results entirely from cash used in operations. The Company's working capital position at March 31, 2000 was $47,468 as compared to a December 31, 1999 balance of $47,370.

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

Results of Operations

Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999


Net income (loss)

         The Company earned Net Income of $98 in the current quarterly period, which represents a $592 decrease in Net Income compared to the prior quarterly period. Interest income increased $39 to $729 primarily due to the Company's cash earning interest for the full quarter in 2000 compared to the Company's cash deposited in non-interest bearing accounts for part of the period in 1999. General and administrative expenses of $631 were incurred in the current quarterly period compared to none in the prior quarterly period. The increase of $631 was due primarily to costs and fees incurred in connection with reporting requirements.

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



                                     BAYNON INTERNATIONAL CORPORATION

                                     Registrant


Date: May 16, 2000             By:   /s/ Pasquale Catizone
                                     --------------------------
                                     Pasquale Catizone, Chairman
                                     (on behalf of the registrant)