Form 10QSB
period 2000-06-30
BAYNON INTERNATIONAL CORP
filed 2000-08-11
CIK 1089598

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                              --------------
OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from.............  to...................

Commission file number 000-26653
                       ---------


                        BAYNON INTERNATIONAL CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)



                 Nevada                                 88-0285718
                 ------                                 ----------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

           266 Cedar Street,
        Cedar Grove, New Jersey                           07009
----------------------------------------                 --------
(Address of principal executive offices)                (Zip Code)

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

Yes X   No __
    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding at August 1, 2000
              -----                        -----------------------------
  Common Stock, $.001 par value                     10,532,692

                        BAYNON INTERNATIONAL CORPORATION

           Index                                                              Page No.
           -----                                                              ------
Part I     Financial Information

Item 1     Financial Statements:

           Balance Sheets - June 30, 2000 and December 31, 1999                  3
           Statements of Operations - For the Three and Six Months Ended June
           30, 2000 and 1999

           Statements of Cash Flows - For the Three and Six Months
           Ended June 30, 2000 and 1999                                          5

           Notes to Financial Statements                                         6

Item 2     Management's Discussion and Analysis of  Financial
           Condition and Results of Operations                                   7

Part II    Other Information

Item 1     Legal Proceedings                                                     8

Item 2     Changes in Securities and Use of Proceeds                             8

Item 3     Defaults Upon Senior Securities                                       8

Item 4     Submission of Matters to a Vote of Security Holders                   8

Item 5     Other Information                                                     8

Item 6     Exhibits and Reports on Form 8-K                                      8

           Exhibit 27.1:  Financial Data Schedule                                10


                        BAYNON INTERNATIONAL CORPORATION

                                 Balance Sheets


                                                      June 30, 2000    December 31, 1999
                                                       (Unaudited)        (Audited)
                                                         --------         --------
ASSETS
Current Assets:
    Cash and cash equivalents                            $ 44,202         $ 53,475
                                                         --------         --------
       Total Current Assets                                44,202           53,475
                                                         --------         --------
           Total Assets                                  $ 44,202         $ 53,475
                                                         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                $  3,250         $  6,105
                                                         --------         --------
       Total Current Liabilities                            3,250            6,105
                                                         --------         --------
           Total Liabilities                                3,250            6,105
                                                         --------         --------
Stockholders' Equity:
    Common stock, $.001 par value, 50,000,000
    Shares authorized, 10,532,692 shares issued
    and outstanding at June 30, 2000
    and December 31, 1999                                  10,533           10,533

    Additional paid-in-capital                             53,000           53,000
    Retained earnings (deficit)                           (22,581)         (16,163)
                                                         --------         --------
       Total Stockholders' Equity                          40,952           47,370
                                                         --------         --------

       Total Liabilities and Stockholders' Equity        $ 44,202         $ 53,475
                                                         ========         ========


----------
The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                             Statement of Operations
                                   (Unaudited)


                                                  Three Months Ended         Six Months Ended
                                                    June 30, 2000,             June 30, 2000,
                                               -----------------------   ------------------------

                                                  2000         1999         2000          1999
                                               ----------   ----------   ----------   -----------
Revenues                                       $      -0-   $      -0-   $     -0-    $       -0-
Cost of Revenues                                      -0-          -0-   $     -0-    $       -0-
                                               ----------   ----------   ----------   -----------
Gross Profit                                          -0-          -0-         -0-           -0-
Other Costs:
    General and administrative expenses             7,163        3,330        7,794         3,910
                                               ----------   ----------   ----------   -----------
       Total Other Costs                            7,163        3,330        7,794         3,910
Other Income and Expense:
    Interest income                                   647          700        1,376         1,391
                                               ----------   ----------   ----------   -----------
Net Income (Loss) before Income Taxes              (6,516)      (2,630)      (6,418)       (2,519)
Income Taxes                                          -0-          -0-          -0-           -0-
                                               ----------   ----------   ----------   -----------
Net Income (Loss)                              $   (6,516)  $   (2,630)  $   (6,418)  $    (2,519)
                                               ==========   ==========   ==========   ===========
Earnings (Loss) Per Share:
    Basic Earnings (loss) per common share     $      .00   $      .00   $      .00   $       .00
                                               ==========   ==========   ==========   ===========
    Diluted Earnings (loss) per common share   $      .00   $      .00   $      .00   $       .00
                                               ==========   ==========   ==========   ===========
    Basic Common shares outstanding            10,532,692    9,532,692   10,532,692     9,532,692
                                               ==========   ==========   ==========   ===========
    Diluted Common shares outstanding          10,532,692    9,532,692   10,532,692     9,532,692
                                               ==========   ==========   ==========   ===========

----------
The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            Statements of Cash Flows
                        For the Six Months Ended June 30
                                   (Unaudited)

                                                                         Six Months Ended
                                                                            June 30
                                                                     -----------------------

                                                                       2000           1999
                                                                     --------       --------
Cash Flows from Operating Activities:
    Net Income (Loss)                                                $ (6,418)      $ (2,519)

Adjustments to reconcile net loss to net cash used in operating activities: Decrease in accounts payable and accrued expenses
    Net Cash Used in Operating Activities                              (2,855)        (1,285)
                                                                     --------       --------
                                                                       (9,273)        (1,234)
Cash Flows from Financing Activities:
    Issuance of common stock                                              -0-            -0-
                                                                     --------       --------
    Net Cash provided by financing activities                             -0-            -0-
                                                                                    --------

Net Increase (Decrease) in Cash and Cash Equivalents                   (9,273)        (1,234)

Cash and Cash Equivalents, beginning of period                         53,475         50,892
                                                                     --------       --------

Cash and Cash Equivalents, end of period                             $ 44,202       $ 49,658
                                                                     ========       ========


----------
The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2000 and 1999
                                   (Unaudited)

1. Baynon International Corporation (formerly known as Technology Associates Corporation and hereinafter referred to as the "Company"), was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking. On December 28, 1989, the Company reincorporated under the laws of the State of Nevada. The Company was formerly engaged in the technology marketing business and its securities were traded on the National Association of Securities Dealers OTC Bulletin Board. The Company has not operated for at least the last two years and has no operations to date.

2. The December 31, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2000 and the statements of operations and the statements of cash flows for the three and six months ended June 30, 2000 and 1999.

         The statements of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of results for the full year.

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

                        BAYNON INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         At June 30, 2000, the Company had a cash balance of $44,202, which represents a $9,273 decrease from the $53,475 balance at December 31, 1999. This $9,273 decrease results entirely from cash used in operations. The Company's working capital position at June 30, 2000 was $40,952 as compared to a December 31, 1999 balance of $47,370.

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

Results of Operations

Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999
-----------------------------------------------------------------------------


Net income (loss)

         The Company incurred a loss of $6,516 in the current quarterly period, which represents a $3,886 increase in Net Loss compared to the prior quarterly period. Interest income decreased $53 to $647 primarily due to lower interest rates and a reduced amount of invested cash. General and administrative expenses of $7,163 were incurred in the current quarterly period compared to $3,330 in the prior quarterly period. The increase of $3,833 was due primarily to an increase in professional fees incurred in connection with filing requirements.

Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999
-------------------------------------------------------------------------

Net income (loss)

         The Company incurred a loss of $6,418 in the current six-month period, which represents a $3,899 increase in Net Loss compared to the prior quarterly period. Interest income decreased $15 to $1,376 primarily due to lower interest rates and a reduced amount of invested cash. General and administrative expenses of $7,794 were incurred in the current sixth-month period compared to $3,910 in the prior quarterly period. The increase of $3,884 was due primarily to an increase in professional fees incurred in connection with filing requirements.


         During the current and prior year quarter the Company had not recorded an income tax provision/benefit due to its tax carryforward position at that time.

                        BAYNON INTERNATIONAL CORPORATION



PART II. Other Information


Item 1.   Legal Proceedings
          -----------------

          Not Applicable.

Item 2.   Change in Securities and Use of Proceeds
          ----------------------------------------

          Not Applicable.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          Not Applicable.

Item 5.   Other Information
          -----------------

          Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits:  See Financial Data Schedule,
               attached hereto as Exhibit 27.1

          (b) Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BAYNON INTERNATIONAL CORPORATION

                                      Registrant


Date: August 10, 2000                 By: /s/ Pasquale Catizone
                                          -------------------------------------
                                          Pasquale Catizone, Chairman
                                          (on behalf of the registrant)