Form 10QSB
period 2000-09-30
BAYNON INTERNATIONAL CORP
filed 2000-11-14
CIK 1089598

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                              -------------------
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the transition period from ...................to..........................

Commission file number 000-26653
                       ---------


                        BAYNON INTERNATIONAL CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                   Nevada                                88-0285718
                   ------                                ----------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

             266 Cedar Street,
           Cedar Grove, New Jersey                          07009
           -----------------------                          -----
       (Address of principal executive                   (Zip Code)
                  offices)

               (973) 239-2952
               --------------
    (Registrant's telephone number, including area
                        code)

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

Yes X   No
    --     --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding at September 30, 2000
                 -----                      ---------------------------------
     Common Stock, $.001 par value                     10,532,692

                        BAYNON INTERNATIONAL CORPORATION
                        --------------------------------

             Index                                                                                     Page No.
             -----                                                                                     --------

Part I       Financial Information

Item 1       Financial Statements:

             Balance Sheets - September 30, 2000 and December 31, 1999                                    3

             Statements of Operations - For the Three and Nine Months Ended
             September 30, 2000 and 1999                                                                  4

             Statements of Cash Flows - For the Nine Months Ended September 30, 2000 and 1999             5

             Notes to Financial Statements                                                                6

Item 2       Management's Discussion and Analysis of  Financial Condition and Results                     7
                      of Operations


Part II      Other Information

Item 1       Legal Proceedings                                                                            8

Item 2       Changes in Securities and Use of Proceeds                                                    8

Item 3       Defaults Upon Senior Securities                                                              8

Item 4       Submission of Matters to a Vote of Security Holders                                          8

Item 5       Other Information                                                                            8

Item 6       Exhibits and Reports on Form 8-K                                                             8

             Exhibit 27.1:  Financial Data Schedule                                                      10

                        BAYNON INTERNATIONAL CORPORATION

                                 Balance Sheets

                                                                           September 30, 2000       December 31, 1999
                                                                                  (Unaudited)               (Audited)
ASSETS
Current Assets:
    Cash and cash equivalents                                                        $ 41,635                $ 53,475
                                                                                     --------                --------

       Total Current Assets                                                            41,635                  53,475
                                                                                       ------                  ------

           Total Assets                                                              $ 41,635                $ 53,475
                                                                                     ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses                                              $6,000                  $6,105
                                                                                       ------                  ------

       Total Current Liabilities                                                        6,000                   6,105
                                                                                        -----                   -----

           Total Liabilities                                                            6,000                   6,105
                                                                                        -----                   -----

Stockholders' Equity:
    Common stock, $.001 par value, 50,000,000
    Shares authorized, 10,532,692 shares issued and outstanding at September 30, 2000 and December 31, 1999

                                                                                       10,533                  10,533
    Additional paid-in-capital                                                         53,000                  53,000
    Retained earnings (deficit)                                                       (27,898)                (16,163)
                                                                                     --------                --------
       Total Stockholders' Equity                                                      35,635                  47,370
                                                                                       ------                  ------

       Total Liabilities and Stockholders' Equity                                    $ 41,635                 $53,475
                                                                                     ========                 =======

                        BAYNON INTERNATIONAL CORPORATION

                             Statement of Operations
                                   (Unaudited)

                                                                  Three Months Ended            Nine Months Ended
                                                                 September 30, 2000,           September 30, 2000,
                                                                 -------------------           -------------------

                                                                    2000           1999            2000          1999
                                                                    ----           ----            ----          ----

Revenues                                                         $ - 0 -        $ - 0 -           $ -0-         $ -0-

Cost of Revenues                                                   - 0 -          - 0 -           $ -0-         $ -0-
                                                                   -----          -----           -----         -----

Gross Profit                                                       - 0 -          - 0 -           - 0 -         - 0 -

Other Costs:
    General and administrative expenses                            5,907          2,191          13,701         6,101
                                                                   -----          -----          ------         -----

       Total Other Costs                                           5,907          2,191          13,701         6,101

Other Income and Expense:
    Interest income                                                  590            684           1,966         2,075
                                                                     ---            ---           -----         -----

Net Income (Loss) before Income Taxes                            (5,317)        (1,507)        (11,735)       (4,026)

Income Taxes                                                       - 0 -          - 0 -             -0-           -0-
                                                                   -----          -----             ---           ---

Net Income (Loss)                                               $(5,317)       $(1,507)       $(11,735)      $(4,026)
                                                                ========       ========       =========      ========

Earnings (Loss) Per Share:
    Basic Earnings (loss) per common share                         $ .00          $ .00           $ .00         $ .00
                                                                   =====          =====           =====         =====

    Diluted Earnings (loss) per common share                       $ .00          $ .00           $ .00         $ .00
                                                                   =====          =====           =====         =====

    Basic Common shares outstanding                           10,532,692      9,532,692      10,532,692     9,532,692
                                                              ==========      =========      ==========     =========

    Diluted Common shares outstanding                         10,532,692      9,532,692      10,532,692     9,532,692
                                                              ==========      =========      ==========     =========

                        BAYNON INTERNATIONAL CORPORATION

                            Statements of Cash Flows
                     For the Nine Months Ended September 30

                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                       September 30
                                                                                   2000              1999
                                                                                   ----              ----

Cash Flows from Operating Activities:
    Net Income (Loss)                                                         $(11,735)          $(4,026)

Adjustments to reconcile net loss to net cash used in operating activities:
    Decrease in accounts payable and accrued expenses                             (105)             1,285
                                                                                  -----             -----
    Net Cash Used in Operating Activities                                      (11,840)           (2,741)

Cash Flows from Financing Activities:
    Issuance of common stock                                                        -0-               -0-
                                                                                    ---               ---
    Net Cash provided by financing activities                                       -0-               -0-
                                                                                    ---

Net Increase (Decrease) in Cash and Cash Equivalents                           (11,840)           (2,741)

Cash and Cash Equivalents, beginning of period                                   53,475            50,892
                                                                                 ------            ------

Cash and Cash Equivalents, end of period                                       $ 41,635          $ 48,151
                                                                               ========          ========

Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
    Interest                                                                     $- 0 -            $- 0 -
                                                                                  =====             =====
    Income Taxes                                                                 $- 0 -            $- 0 -
                                                                                  =====             =====

                        BAYNON INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000



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

2. The December 31, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999 and the cash flows for the nine months ended September 30, 2000 and 1999.

    The statements of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of results for the full year.

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

                        BAYNON INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
         At September 30, 2000, the Company had a cash balance of $41,635, which represents an $11,840 decrease from the $53,475 balance at December 31, 1999. This $11,840 decrease results entirely from cash used in operations. The Company's working capital position at September 30, 2000 was $35,635 as compared to a December 31, 1999 balance of $47,370.

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

Results of Operations
---------------------
Three Months Ended September 30, 2000 compared to Three Months Ended
--------------------------------------------------------------------
September 30, 1999
------------------

Net income (loss)
-----------------
         The Company incurred a loss of $5,317 in the current quarterly period, which represents a $3,810 increase in Net Loss compared to the prior year period. Interest income decreased $94 to $590 primarily due to lower cash balances. General and administrative expenses of $5,907 were incurred in the current quarterly period compared to $2,191 in the prior year period. The increase of $3,716 was due primarily to an increase in professional fees incurred in connection with filing requirements.

Nine Months Ended September 30, 2000
------------------------------------

Net income (loss)
-----------------

         The Company incurred a loss of $11,735 in the current nine-month period, which represents a $7,709 increase in Net Loss compared to the prior year period. Interest income decreased $109 to $1,966 primarily due to lower cash balances. General and administrative expenses of $13,701 were incurred in the current nine-month period compared to $6,101 in the prior year period. The increase of $7,600 was due primarily to an increase in professional fees incurred in connection with filing requirements.

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

                                            BAYNON INTERNATIONAL CORPORATION

                                            Registrant

Date: November 13, 2000                     By:     /s/ Pasquale Catizone
                                                  ------------------------------
                                                    Pasquale Catizone, Chairman
                                                   (on behalf of the registrant)