Form 10KSB
period 2000-12-31
BAYNON INTERNATIONAL CORP
filed 2001-04-02
CIK 1089598

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000
                                                             OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[ ]      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from              to
                                        ------------    -------------

                          Commission file No. 000-26653

                           BAYNON INTERNATIONAL CORP.
                ------------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                    88-02857182
---------------------------------        ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

266 Cedar Street, Cedar Grove, New Jersey                    07009
--------------------------------------------            ---------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code: (973) 239-2952
                                                --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:
                  None

Securities registered pursuant to Section 12(g) of the Exchange Act:
                  Common Stock, par value $.001 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X    No
                               -----     -----
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

         State the issuer's revenues for its most recent fiscal year: $  0

         The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant as of March 29, 2001 was approximately $ 29,790.(1)

         As of March 29, 2001, the Registrant had 10,526,823 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

--------
(1) As there has been no trading market for the Registrant's Common Stock for at least the last two years, the per share value of $.01 was estimated based upon a private placement by the Registrant.

                        2000 Annual Report on Form 10-KSB

                                TABLE OF CONTENTS

                                     PART I

                                                                                                         Page
                                                                                                         ----

Item 1.       Description of Business                                                                     2

Item 2.       Description of Property                                                                     6

Item 3.       Legal Proceedings                                                                           6

Item 4.       Submission of Matters to a Vote of Security Holders                                         6

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters                                    6

Item 6.       Management's Discussion and Analysis or Plan of Operation                                   8

Item 7.       Financial Statements                                                                        9

Item 8.       Changes and Disagreements with Accountants on Accounting

              and Financial Disclosures                                                                   9

                                    PART III

Item 9.       Directors and Executive Officers, Promoters and Control

              Persons; Compliance with Section 16(a) of the Exchange Act                                  9

Item 10.      Executive Compensation                                                                      10

Item 11.      Security Ownership of Certain Beneficial Owners and Management                              10

Item 12.      Certain Relationships and Related Transactions                                              11

                                     PART IV

Item 13.      Exhibits and Reports on Form 8-K                                                            13

Index                                                                                                     F-1


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

         Continued Management Control, Limited Time Availability. While seeking a business combination, management anticipates devoting up to five (5) hours per month to the business of the Company. The Company's only officers are Mr. Pasquale Catizone, the President and Mr. Carmine Catizone, the Secretary and Treasurer, neither of whom have entered into written employment agreements with the Company or are expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of its President, Mr. Pasquale Catizone, would adversely affect development of the Company's business and its likelihood of consummating a business combination.

         Conflicts Of Interest--General. The Company's two officers and directors participate in other business ventures which may compete directly with the Company. Although none are anticipated, conflicts of interest and non-arms length transactions may also arise in the future. Management does not anticipate that the Company will seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See "ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         (a) Market Information. There has been no trading market for the Company's Common Stock for at least the last two years. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

       Exchange Act Rule 15g-9 establishes sales practice requirements relating to "penny stocks." For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer: (i) approve a person's account for transactions in penny stocks and (ii) receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

       (b) Holders. There are approximately 400 record holders of the Company's Common Stock. The issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

         (c) Dividends. The Company has not paid any dividends in the past two years, and has no plans to do so for the foreseeable future.

       (d) Recent Sales of Unregistered Securities. On May 11, 1998, the Company sold a warrant (the "Warrant"), to purchase six million (6,000,000) shares of the Company's Common Stock, to Pasquale Catizone. This Warrant was issued simultaneously with the closing of a certain Securities Purchase Agreement between Pasquale Catizone and the former President and director of the Company. The Warrant was sold without registration under the Securities Act pursuant to the exemptions contained in Sections 4(2) and 4(6) of the Securities Act. The Warrant was exercised by Pasquale Catizone on September 17, 1998 at a price of $.00883 per share. By Agreement dated December 17, 1999, the Company, without registration under the Securities Act and pursuant to the exemptions contained in Sections 4(2) and 4(6) of the Securities Act, issued and sold to Joseph Corforte one million (1,000,000) shares of Common Stock for an aggregate purchase price of ten thousand ($10,000) dollars. Other than the aforementioned transactions, the Company has made no sales of unregistered securities during the past three (3) years.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATION

         (a) Liquidity and Capital Resources

         At December 31, 2000, the Company had a cash balance of $42,208 which represents an $11,267 decrease from the $53,475 balance at December 31, 1999. This $11,267 decrease was a result of the cash used in operations. The Company's working capital position at December 31, 2000, was $28,408 as compared to a December 31, 1999 balance of $47,370.

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

         (b) Results of Operations For the Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

         The Company recorded a loss of $18,962 in the current year versus a loss of $12,307 in the prior year. Interest income decreased $165 to $2,539 primarily due to lower cash balances. General and administrative expenses were $21,501 compared to $15,011 in the prior year period. The increase of $6,490 was due primarily to costs incurred in enabling the Company to satisfy the requirements of a reporting company.

         During the current and prior year, the Company did not record an income tax benefit due to the uncertainty associated with the Company's ability to merge with an operating company, which might permit the Company to avail itself of those advantages.

         (c) Results of Operations For the Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

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

ITEM 7.  FINANCIAL STATEMENTS

         The response to this item is included as a separate section of this report commencing on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a)      Identity of Officers and Directors

         The Company has two (2) directors and two (2) officers as follows:

Name                                     Age           Positions and Offices Held          Director Since
----                                     ---           --------------------------          --------------

Pasquale Catizone(1)                     60            President, Director                 May 1998

Carmine Catizone(1)                      55            Secretary, Treasurer,               May 1998
                                                       Director

(1) Pasquale and Carmine Catizone are brothers.

         Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and his business experience during at least the last five (5) years:

         Pasquale Catizone. Mr. Catizone has been President and a Director of the Company since May 1998. Mr. Catizone has been self-employed as a financial consultant for more than five (5) years.

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

         (b) Compliance with Section 16(a) of the Securities Exchange Act of
             1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and persons who beneficially own more than ten (10%) percent of a class of equity securities registered pursuant to Section 12 of the Exchange Act ("Reporting Persons"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the principal exchange upon which such securities are traded or quoted. Reporting Persons are also required to furnish copies of such reports filed pursuant to Section 16(a) of the Exchange Act with the Company.

         Based solely on review of the copies of such forms furnished to the Company, the Company believes that during fiscal 2000 its officers, directors and ten (10%) percent beneficial owners complied with all Section 16(a) filing requirements however, each of the Company's two (2) directors filed reports late.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth, as of December 31, 2000, certain information regarding the ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of the Company's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of the Company's Executive Officers and Directors as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided. In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.

                                        Amount and
                                        Nature of
Name and Address                        Beneficial           Percentage of
of Beneficial Owner                     Ownership               Class
-------------------                     ---------               -----

Pasquale Catizone (1) (3)               3,547,815               33.7%
266 Cedar Street
Cedar Grove, NJ 07009

Carmine Catizone (2) (3)                4,000,000               38.0%
10 1/2 Walker Avenue
Morristown, NJ 07960

All Executive Officers and              7,547,815               71.7%
Directors as a Group

Joseph Corforte                         1,000,000                9.5%
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

(3) Pasquale and Carmine Catizone are brothers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         A conflict may arise in the event that another blank check company with which management becomes affiliated is formed and actively seeks a target company. It is anticipated that target companies will be located for the Company and other blank check companies in chronological order of the date of formation of such blank check companies. However, any blank check companies that may be formed may differ from the Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation. Mr. Pasquale Catizone will be responsible for seeking, evaluating, negotiating and consummating a business combination with a target company which may result in terms providing benefits to any officer or director. Pasquale Catizone and Carmine Catizone are brothers.

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

                  The exhibits that are filed with this report or that are incorporated herein by reference are set forth below:

----------------------------------------------------------------------------------------------------------------------
                  Incorporated Documents                                      SEC Exhibit Reference
----------------------------------------------------------------------------------------------------------------------
3.1      Certificate of Incorporation of the Registrant,                     As filed with the Registrant's Form 10-SB
         as amended                                                          on July 8, 1999, File No. 000-26653

----------------------------------------------------------------------------------------------------------------------
3.2      Bylaws of the Registrant, as amended                                As filed  with the  Registrant's
                                                                             Form 10-SB on July 8, 1999,
                                                                             File No. 000-26653
----------------------------------------------------------------------------------------------------------------------

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the last quarter of fiscal 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    BAYNON INTERNATIONAL CORP.


Date:  March 30, 2001                         By: /S/ Pasquale Catizone
                                                  ----------------------------
                                                  Pasquale Catizone, President

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

                 Signatures                                  Title                                           Date
                 ----------                                  -----                                           ----

/S/ Pasquale Catizone
-------------------------
Pasquale Catizone                              President                                                  March 30, 2001
                                               (Principal Executive Officer)

/S/ Carmine Catizone
-------------------------
Carmine Catizone                               Secretary, Treasurer                                       March 30, 2001
                                               (Principal Financial Officer)

                        BAYNON INTERNATIONAL CORPORATION

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                        BAYNON INTERNATIONAL CORPORATION

                                      INDEX

                                                                     Page
                                                                     ----

Independent Auditors' Report                                         F-2

Balance Sheets as of December 31, 2000 and 1999                      F-3

Statements of Operations for the Years Ended

         December 31, 2000 and 1999                                  F-4

Statements of Stockholders' Equity for the Years Ended

         December 31, 2000 and 1999                                  F-5

Statements of Cash Flows for the Years Ended

         December 31, 2000 and 1999                                  F-6

Notes to Financial Statements                                     F-7 - F-9

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Baynon International Corporation

We have audited the accompanying balance sheets of Baynon International Corporation (formerly Technology Associates Corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baynon International Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                               SAMUEL KLEIN AND COMPANY



Newark, New Jersey
March 9, 2001

                        BAYNON INTERNATIONAL CORPORATION

                                 BALANCE SHEETS

                                                                                               December 31,
                                                                                        2000                  1999
                                                                                        ----                  ----
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                          $ 42,208              $  53,475
                                                                                      --------              ---------

          Total Current Assets                                                          42,208                 53,475
                                                                                     ---------             ----------

Total Assets                                                                          $ 42,208               $ 53,475
                                                                                      ========               ========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                              $ 13,800              $   6,105
                                                                                      --------              ---------

          Total Current Liabilities                                                     13,800                  6,105
                                                                                     ---------             ----------

          Total Liabilities                                                             13,800                  6,105
                                                                                     ---------             ----------

Stockholders' Equity:
   Common stock, $.001 par value, 50,000,000 shares authorized, 10,532,692 shares issued and outstanding at December 31,
     2000 and 1999                                                                      10,533                 10,533
   Additional paid-in-capital                                                           53,000                 53,000
   Retained earnings (deficit)                                                         (5,125)               (16,163)
                                                                                     ---------               -------
          Total Stockholders' Equity                                                    28,408                 47,370
                                                                                     ---------               --------

Total Liabilities and Stockholders' Equity                                            $ 42,208               $ 53,475
                                                                                      ========               ========

--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                    For the Years Ended
                                                                        December 31,
                                                                  2000                 1999
                                                                  ----                 ----

Revenues                                                     $       --           $       --

Cost of Revenues                                                     --                   --
                                                             ------------         ------------

Gross Profit                                                         --                   --
                                                             ------------         ------------


Other Costs:
   General and administrative expenses                             21,501               15,011
                                                             ------------         ------------
          Total Other Costs                                        21,501               15,011

Other Income and Expense:
   Interest income                                                  2,539                2,704
                                                             ------------         ------------

Net Loss before Income Taxes                                      (18,962)             (12,307)

Income Taxes                                                         --                   --
                                                             ------------         ------------


Net Loss                                                     $    (18,962)        $    (12,307)
                                                             ============         ============


Earnings (Loss) Per Share:
   Basic and diluted earnings (loss) per common share        $      (0.00)        $      (0.00)
                                                             ============         ============


Basic and diluted common shares outstanding                  $ 10,532,692         $ 10,532,692
                                                             ============         ============


--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                           Common Stock
                                           $.001 Par Value
                                     ---------------------------
                                                          Common            Additional         Retained              Total
                                      Number              Stock              Paid-In-          Earnings           Stockholders'
                                     of Shares            Amount             Capital           (Deficit)             Equity
                                     ---------            ------             -------           ---------             ------
Balances, January 1, 1999            9,532,692         $     9,533         $    44,000        $    (3,856)        $    49,677

Issuance of Common Shares            1,000,000               1,000               9,000               --                10,000

Net Loss for the Year Ended

  December 31, 1999                       --                  --                  --              (12,307)            (12,307)
                                   -----------         -----------         -----------        -----------         -----------

Balances, December 31, 1999         10,532,692              10,533              53,000            (16,163)             47,370

Net Loss for the Year Ended

December 31, 2000                         --                  --                  --              (18,962)            (18,962)
                                   -----------         -----------         -----------        -----------         -----------

Balances, December 31, 2000         10,532,692         $    10,533         $    53,000        $   (35,125)        $    28,408
                                   ===========         ===========         ===========        ===========         ===========





--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                      For the Years Ended
                                                                         December 31,
                                                                    2000             1999
                                                                    ----             ----
Cash Flows from Operating Activities:
   Net loss                                                      $(18,962)        $(12,307)

   Adjustments to reconcile net loss to net cash
       used in operating activities:
       Increase in accounts payable and
         accrued expenses                                           7,695            4,890
                                                                 --------         --------

                Net cash used in operating activities             (11,267)          (7,417)
                                                                 --------         --------

Cash Flows from Financing Activities:
Issuance of common stock                                             --             10,000
                                                                 --------         --------
                Net cash provided by financing activities            --             10,000
                                                                 --------         --------

Net Increase (Decrease) in Cash and Cash Equivalents              (11,267)           2,583

Cash and Cash Equivalents, beginning of year                       53,475           50,892
                                                                 --------         --------

Cash and Cash Equivalents, end of year                           $ 42,208         $ 53,475
                                                                 ========         ========


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                    $   --           $   --
                                                                 ========         ========
     Taxes                                                       $   --           $   --
                                                                 ========         ========


--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

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

                        BAYNON INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000
                                   (Continued)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

As of December 31, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS 128) replacing the calculation of primary and fully diluted earnings per share with Basic and Diluted earnings per share. Unlike primary earning per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities and thus is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is similar to the previously fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Dilutive earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

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

Comprehensive Income

For the year ended December 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. The adoption of SFAS 130 had no impact on total stockholders' equity for either of the years presented in these financial statements.

2.  COMMON STOCK

The authorized capital stock of the Company consists of 50,000,000 shares of Common Stock, par value $.001 per share, of which 10,532,692 shares are issued and outstanding at December 31, 2000 and 1999.

                        BAYNON INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000
                                   (Continued)

2.  COMMON STOCK (Continued)

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and nonassessable. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

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

On December 28, 1999, the Company issued 1,000,000 shares of common stock, $.001 par value and received net proceeds of $10,000. These shares were issued, without registration under the Securities Act of 1933, as amended, (the "Securities Act") and pursuant to the exemptions contained in Sections 4(2) and 4(6) of the Securities Act.