Form 10QSB
period 2001-03-31
BAYNON INTERNATIONAL CORP
filed 2001-05-15
CIK 1089598

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                              ---------------
OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from .................to.........................

Commission file number 000-26653
                       ---------


                        BAYNON INTERNATIONAL CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)



                        Nevada                          88-0285718
                        ------                          ----------
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)          Identification No.)

                  266 Cedar Street,
                Cedar Grove, New Jersey                    07009
            -------------------------------             ----------
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

Yes  X     No
    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Class                  Outstanding at May 14, 2001
                         -----                  ---------------------------
               Common Stock, $.001 par value              10,532,692

                        BAYNON INTERNATIONAL CORPORATION


           Index                                                                    Page No.
           -----                                                                    --------

Part I     Financial Information

Item 1     Financial Statements:

           Balance Sheets - March 31, 2001 and December 31, 2000                       3

           Statements of Operations - For the Three Months Ended
           March 31, 2001 and 2000                                                     4

           Statements of Cash Flows - For the Three Months Ended March 31,             5
           2001 and 2000

           Notes to Financial Statements                                               6

Item 2     Management's Discussion and Analysis of Financial Condition and            7
                   Results of Operations


Part II    Other Information

Item 1     Legal Proceedings                                                           8

Item 2     Changes in Securities and Use of Proceeds                                   8

Item 3     Defaults Upon Senior Securities                                             8

Item 4     Submission of Matters to a Vote of Security Holders                         8

Item 5     Other Information                                                           8

Item 6     Exhibits and Reports on Form 8-K                                            8

                        BAYNON INTERNATIONAL CORPORATION

                                 BALANCE SHEETS


                                                                      March 31,            December 31,
                                                                         2001                  2000
                                                                      ---------            -----------
                                                                      (Unaudited)            (Audited)
Current Assets:
  Cash and cash equivalents                                           $  29,727            $      42,208
                                                                      ----------           --------------

          Total Current Assets                                           29,727                   42,208
                                                                      ----------           --------------

Total Assets                                                          $  29,727            $      42,208
                                                                      ==========           ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                 $   4,484            $      13,800
                                                                      ----------           --------------

          Total Current Liabilities                                       4,484                   13,800
                                                                      ----------           --------------

Total Liabilities                                                         4,484                   13,800
                                                                      ----------           --------------

Stockholders' Equity:
    Common stock, $.001 par value, 50,000,000 shares
      authorized, 10,532,692 shares issued and outstanding
      at March 31, 2001 and December 31, 2000                            10,533                   10,533
    Additional paid-in-capital                                           53,000                   53,000
    Retained earnings (deficit)                                         (38,290)                 (35,125)
                                                                      ----------           --------------
          Total Stockholders' Equity                                     25,243                   28,408
                                                                      ----------           --------------

Total Liabilities and Stockholders' Equity                            $  29,727            $      42,208
                                                                      ==========           ==============



See accompanying notes to financial statements

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                         For the Three Months Ended
                                                                                 March 31,
                                                                        2001                    2000
                                                                        ----                    ----

Revenues                                                              $       -              $       -

Cost of Revenues                                                              -                      -
                                                                     ------------           -------------

Gross Profit                                                                  -                      -

Other Costs:
  General and administrative expenses                                      3,641                     631
                                                                     ------------           -------------
          Total Other Costs                                                3,641                     631

Other Income and Expense:
    Interest income                                                          476                     729
                                                                     ------------           -------------

Net Income (Loss) before Income Taxes                                     (3,165)                     98

Income Taxes                                                                  -                      -
                                                                     ------------           -------------

Net Income (Loss)                                                    $    (3,165)            $        98
                                                                     ============           =============


Earnings (Loss) per Share:
  Basic and diluted earnings (loss)
    per common share                                                  $      -               $      -
                                                                     ============           =============

  Basic and diluted common shares
    outstanding                                                       10,532,692              10,532,692
                                                                     ============           =============




See accompanying notes to financial statements

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                           For the Three Months Ended
                                                                                    March 31,
                                                                           2001                  2000
                                                                           ----                  ----

Cash Flows from Operating Activities:
  Net income (loss)                                                     $   (3,165)           $        98

  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Decrease in accounts payable and
        accrued expenses                                                    (9,316)                (3,046)
                                                                        -----------           ------------
            Net Cash Used in Operating Activities                          (12,481)                (2,948)
                                                                        -----------           ------------

Cash Flows from Financing Activities:
  Issuance of common stock                                                       -                     -
                                                                        -----------           ------------
            Net cash provided by financing
              activities                                                         -                     -
                                                                        -----------           ------------

Net Decrease in Cash and Cash Equivalents                                  (12,481)                (2,948)

Cash and Cash Equivalents, beginning of period                              42,208                 53,475
                                                                        -----------           ------------

Cash and Cash Equivalents, end of period                                  $ 29,727               $ 50,527
                                                                        ===========           ============


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                            $      -              $      -
                                                                        ===========           ============
    Income taxes                                                        $      -              $      -
                                                                        ===========           ============



See accompanying notes to financial statements

                        BAYNON INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001





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

2. The December 31, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended Mach 31, 2001 and 2000.

   The statements of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of results for the full year.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

3. Earnings per share are based on the weighted average number of common shares outstanding including common stock equivalents.

                        BAYNON INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

        At March 31, 2001, the Company had a cash balance of $29,727, which represents a $12,481 decrease from the $42,208 balance at December 31, 2000. This $12,481 decrease results entirely from cash used in operations. The Company's working capital position at March 31, 2001 was $25,243 as compared to a December 31, 2000 balance of $28,408.

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

Results of Operations

Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000
-------------------------------------------------------------------------------


Net income (loss)

        The Company had a Net Income loss of $3,165 in the current quarterly period, which represents a $3,263 decrease in Net Income compared to the prior quarterly period. Interest income decreased $253 to $476 primarily due to a lower average cash balance that was maintained during the three months ended March 31, 2001 compared to the similar period in 2000. General and administrative expenses of $3,641 were incurred in the current quarterly period compared to $631 in the prior quarterly period. The increase of $3,010 was due primarily to costs and fees incurred in connection with reporting requirements.

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



                                         BAYNON INTERNATIONAL CORPORATION

                                         Registrant


Date: May 15, 2001                       By: /s/ Pasquale Catizone
                                             ---------------------------------
                                             Pasquale Catizone, Chairman
                                             (on behalf of the registrant)