Form 10QSB
period 2001-06-30
BAYNON INTERNATIONAL CORP
filed 2001-08-10
CIK 1089598

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
For the transition period from ......................to.......................

Commission file number 000-26653
                       ---------


                        BAYNON INTERNATIONAL CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

               Nevada                                 88-0285718
               ------                                 ----------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

            266 Cedar Street,
          Cedar Grove, New Jersey                           07009
          -----------------------                        ----------
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

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at August 9, 2001
                 -----                        -----------------------------
     Common Stock, $.001 par value                     10,532,692

                        BAYNON INTERNATIONAL CORPORATION

             Index                                                     Page No.
             -----                                                     --------

Part I       Financial Information

Item 1       Financial Statements:

             Balance Sheets - June 30, 2001 and December 31, 2000         3

             Statements of Operations - For the Three Months
             and Six Months Ended June 30, 2001 and 2000                  4

             Statements of Cash Flows - For the Six Months
             Ended June 30, 2001 and 2000                                 5

             Notes to Financial Statements                                6

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          7


Part II      Other Information

Item 1       Legal Proceedings                                            8

Item 2       Changes in Securities and Use of Proceeds                    8

Item 3       Defaults Upon Senior Securities                              8

Item 4       Submission of Matters to a Vote of Security Holders          8

Item 5       Other Information                                            8

Item 6       Exhibits and Reports on Form 8-K                             8

                        BAYNON INTERNATIONAL CORPORATION

                                 BALANCE SHEETS



                                                                                   June 30,                      December 31,
ASSETS                                                                               2001                            2000
------                                                                           --------------                -----------------
                                                                                  (Unaudited)                      (Audited)
Current Assets:
  Cash and cash equivalents                                                            $24,262                         $ 42,208
                                                                                 --------------                -----------------

          Total Current Assets                                                          24,262                           42,208
                                                                                 --------------                -----------------

Total Assets                                                                           $24,262                         $ 42,208
                                                                                 ==============                =================



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                                $ 2,255                         $ 13,800
                                                                                 --------------                -----------------

          Total Current Liabilities                                                      2,255                           13,800
                                                                                 --------------                -----------------

Total Liabilities                                                                        2,255                           13,800
                                                                                 --------------                -----------------

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000
   shares authorized, 10,532,692 shares
   issued and outstanding at June 30, 2001 and
   December 31, 2000                                                                    10,533                           10,533
  Additional paid-in capital                                                            53,000                           53,000
  Retained earnings (deficit)                                                          (41,526)                         (35,125)
                                                                                 --------------                -----------------
          Total Stockholders' Equity                                                    22,007                           28,408
                                                                                 --------------                -----------------

Total Liabilities and Stockholders' Equity                                             $24,262                         $ 42,208
                                                                                 ==============                =================


--------------------

See accompanying notes to these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                For the Three Months Ended                  For the Six Months Ended
                                                           June 30,                                   June 30,
                                                2001                  2000                 2001                  2000
                                                ----                  ----                 ----                  ----
Revenues                                    $      -              $      -             $      -              $      -

Cost of Revenues                                   -                     -                    -                     -
                                           ---------------       ---------------      ---------------       ---------------

Gross Profit                                       -                     -                    -                     -

Other Costs:
  General and administrative
    expenses                                        3,565                 7,163                7,206                 7,794
                                           ---------------       ---------------      ---------------       ---------------
          Total Other Costs                         3,565                 7,163                7,206                 7,794

Other Income and Expense:
  Interest income                                     329                   647                  805                 1,376
                                           ---------------       ---------------      ---------------       ---------------

Net Income (Loss) before
  Income Taxes                                     (3,236)               (6,516)              (6,401)               (6,418)

Income Taxes                                       -                     -                    -                     -
                                           ---------------       ---------------      ---------------       ---------------

Net Loss                                    $      (3,236)        $      (6,516)       $      (6,401)        $      (6,418)
                                           ===============       ===============      ===============       ===============


Earnings (Loss) per Share:
  Basic and diluted earnings
   (loss) per common share                  $        0.00         $        0.00        $        0.00         $        0.00
                                           ===============       ===============      ===============       ===============

  Basic and diluted common
    shares outstanding                         10,532,692            10,532,692           10,532,692            10,532,692
                                           ===============       ===============      ===============       ===============


--------------------

See accompanying notes to these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 For the Six Months Ended
                                                                                                         June 30,
                                                                                              2001                     2000
                                                                                              ----                     ----
Cash Flows from Operating Activities:
  Net loss                                                                                 $    (6,401)             $    (6,418)

  Adjustments to reconcile net income (loss)
   to net cash used in operating
    activities:
      Decrease in accounts payable and
        accrued expenses                                                                       (11,545)                  (2,855)
                                                                                           ------------             ------------
          Net Cash Used in Operating Activities                                                (17,946)                  (9,273)
                                                                                           ------------             ------------

Net Decrease in Cash and Cash Equivalents                                                      (17,946)                  (9,273)

Cash and Cash Equivalents, beginning of period                                                  42,208                   53,475
                                                                                           ------------             ------------

Cash and Cash Equivalents, end of period                                                   $    24,262              $    44,202
                                                                                           ============             ============


Supplemental Disclosures of Cash Flow
  Information:
    Cash paid during the period for:
      Interest                                                                             $      -                 $      -
                                                                                           ============             ============
      Taxes                                                                                $      -                 $      -
                                                                                           ============             ============


--------------------

See accompanying notes to these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001


1. Baynon International Corporation (formerly known as Technology Associates Corporation and hereinafter referred to as the "Company"), was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking. On December 28, 1989, the Company reincorporated under the laws of the State of Nevada. The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board. The Company has not engaged in any business operations for at least the last two years and has no current operations.

2. The December 31, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three months and the six months ended June 30, 2001 and 2000, respectively, and the cash flows for the six months ended June 30, 2001 and 2000.

    The statements of operations for the three months and six months ended June 30, 2001 and 2000 are not necessarily indicative of results for the full year.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

3. Earnings (loss) per share are based on the weighted average number of common shares outstanding including common stock equivalents.

                        BAYNON INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Liquidity and Capital Resources

         At June 30, 2001, the Company had a cash balance of $24,262, which represents a $17,946 decrease from the $42,208 balance at December 31, 2000. This $17,946 decrease results entirely from cash used in operations. The Company's working capital position at June 30, 2001 was $22,007 as compared to a December 31, 2000 balance of $28,408.

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

Results of Operations

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000


Net income (loss)

         The Company incurred a loss of $3,236 in the current quarterly period, which represents a $3,280 decrease in Net Loss compared to the prior quarterly period. Interest income decreased by $318 to $329 primarily due to lower interest rates and a reduced amount of invested cash. General and administrative expenses of $3,565 were incurred in the current quarterly period compared to $7,163 in the prior quarterly period. The decrease of $3,598 was due primarily to a decrease in professional fees incurred in the current quarterly period.

Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999


Net income (loss)

         The Company incurred a loss of $6,401 in the current six-month period, which represents a $17 decrease in Net Loss compared to the prior quarterly period. Interest income decreased by $571 to $805 primarily due to lower interest rates and a reduced amount of invested cash. General and administrative expenses of $7,206 were incurred in the current sixth-month period compared to $7,794 in the prior quarterly period. The decrease of $588 was due primarily to a decrease in professional fees incurred in connection with filing requirements.

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



                                            BAYNON INTERNATIONAL CORPORATION

                                            Registrant


Date: August 9, 2001                 By:    /s/ Pasquale Catizone
                                         ------------------------------------
                                         Pasquale Catizone, Chairman
                                                (on behalf of the registrant)