Form 10QSB
period 2001-09-30
BAYNON INTERNATIONAL CORP
filed 2001-10-31
CIK 1089598

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the transition period from ......................to........................


Commission file number 000-26653
                       ---------


                        BAYNON INTERNATIONAL CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                 Nevada                                 88-0285718
                 ------                                 ----------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


           266 Cedar Street,                               07009
         Cedar Grove, New Jersey
     (Address of principal executive                    (Zip Code)
                offices)


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

Yes X   No __
    --


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                      Outstanding at September 30, 2001
                   -----                      ---------------------------------
        Common Stock, $.001 par value                     10,532,692

                        BAYNON INTERNATIONAL CORPORATION

             Index                                                                                     Page No.
             -----                                                                                     --------
Part I       Financial Information

Item 1       Financial Statements:

             Balance Sheets - September 30, 2001 and December 31, 2000                                    3

             Statements of Operations - For the Three Months and Nine Months
             Ended September 30, 2001 and 2000                                                            4

             Statements of Cash Flows - For the Nine Months Ended September 30, 2001 and 2000             5

             Notes to Financial Statements                                                                6

Item 2       Management's Discussion and Analysis of  Financial Condition and Results of                  7
             Operations

Part II      Other Information

Item 1       Legal Proceedings                                                                            8

Item 2       Changes in Securities and Use of Proceeds                                                    8

Item 3       Defaults Upon Senior Securities                                                              8

Item 4       Submission of Matters to a Vote of Security Holders                                          8

Item 5       Other Information                                                                            8

Item 6       Exhibits and Reports on Form 8-K                                                             8


                        BAYNON INTERNATIONAL CORPORATION

                                 BALANCE SHEETS


                                                                  September 30,                     December 31,
ASSETS                                                                2001                               2000
------                                                           ----------------                 -----------------
                                                                 (Unaudited)                         (Audited)
Current Assets:
  Cash and cash equivalents                                             $ 21,493                          $ 42,208
                                                                 ----------------                 -----------------

          Total Current Assets                                            21,493                            42,208
                                                                 ----------------                 -----------------

Total Assets                                                            $ 21,493                          $ 42,208
                                                                 ================                 =================



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses                                  $ 2,485                          $ 13,800
                                                                 ----------------                 -----------------

          Total Current Liabilities                                        2,485                            13,800
                                                                 ----------------                 -----------------

Total Liabilities                                                          2,485                            13,800
                                                                 ----------------                 -----------------

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 10,532,692 shares issued and
    outstanding at September 30, 2001 and December 31, 2000               10,533                            10,533
  Additional paid-in capital                                              53,000                            53,000
  Retained earnings (deficit)                                            (44,525)                          (35,125)
                                                                 ----------------                 -----------------
          Total Stockholders' Equity                                      19,008                            28,408
                                                                 ----------------                 -----------------

Total Liabilities and Stockholders' Equity                              $ 21,493                          $ 42,208
                                                                 ================                 =================



--------------------

See accompanying notes to these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                For the Three Months Ended       For the Nine Months Ended
                                        September 30,                 September 30,
                                   2001            2000            2001            2000
                               ------------    ------------    ------------    ------------
Revenues                       $       --      $       --      $       --      $       --

Cost of Revenues                       --              --              --              --
                               ------------    ------------    ------------    ------------

Gross Profit                           --              --              --              --

Other Costs:
  General and administrative
    expenses                          3,265           5,907          10,471          13,701
                               ------------    ------------    ------------    ------------
          Total Other Costs           3,265           5,907          10,471          13,701

Other Income and Expense:
  Interest income                       266             590           1,071           1,966
                               ------------    ------------    ------------    ------------

Net Income (Loss) before
  Income Taxes                       (2,999)         (5,317)         (9,400)        (11,735)

Income Taxes                           --              --              --              --
                               ------------    ------------    ------------    ------------

Net Loss                       $     (2,999)   $     (5,317)   $     (9,400)   $    (11,735)
                               ============    ============    ============    ============


Earnings (Loss) per Share:
  Basic and diluted earnings
   (loss) per common share     $       0.00    $       0.00    $       0.00    $       0.00
                               ============    ============    ============    ============

  Basic and diluted common
    shares outstanding           10,532,692      10,532,692      10,532,692      10,532,692
                               ============    ============    ============    ============

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                 For the Nine Months Ended
                                                       September 30,
                                                    2001        2000
                                                  --------    --------

Cash Flows from Operating Activities:
  Net loss                                        $ (9,400)   $(11,735)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Decrease in accounts payable and
        accrued expenses                           (11,315)       (105)
                                                  --------    --------
          Net Cash Used in Operating Activities    (20,715)    (11,840)
                                                  --------    --------

Net Decrease in Cash and Cash Equivalents          (20,715)    (11,840)

Cash and Cash Equivalents, beginning of period      42,208      53,475
                                                  --------    --------

Cash and Cash Equivalents, end of period          $ 21,493    $ 41,635
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

                               September 30, 2001




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


2. The December 31, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three months and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.

    The statements of operations for the three months and nine months ended September 30, 2001 and 2000 are not necessarily indicative of results for the full year.

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

                        BAYNON INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         Liquidity and Capital Resources

         At September 30, 2001, the Company had a cash balance of $21,493, which represents a $20,715 decrease from the $42,208 balance at December 31, 2000. This $20,715 decrease results entirely from cash used in operations. The Company's working capital position at September 30, 2001 was $19,008 as compared to a December 31, 2000 balance of $28,408.

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


Results of Operations


Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000


Net income (loss)

         The Company incurred a loss of $2,999 in the current quarterly period, which represents a $2,318 decrease in Net Loss compared to the prior year period. Interest income decreased by $324 to $266 primarily due to lower interest rates and a reduced amount of invested cash. General and administrative expenses of $3,265 were incurred in the current quarterly period compared to $5,907 in the prior year period. The decrease of $2,642 was due primarily to a decrease in professional fees incurred in the current quarterly period.


Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000


Net income (loss)

         The Company incurred a loss of $9,400 in the current nine-month period, which represents a $2,335 decrease in Net Loss compared to the prior year period. Interest income decreased by $895 to $1,071 primarily due to lower interest rates and a reduced amount of invested cash. General and administrative expenses of $10,471 were incurred in the current nine-month period compared to $13,701 in the prior year period. The decrease of $3,230 was due primarily to a decrease in professional fees incurred in connection with filing requirements.

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



                                        BAYNON INTERNATIONAL CORPORATION

                                        Registrant


Date: October 30, 2001                   By: /s/ Pasquale Catizone
                                            ------------------------------------
                                            Pasquale Catizone, Chairman
                                            (on behalf of the registrant)