Form 10KSB
period 2001-12-31
BAYNON INTERNATIONAL CORP
filed 2002-04-01
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001

     Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 ( NO FEE REQUIRED)

     For the transition period from                    to
                                    ------------------    -----------------
                           Commission File No. 0-4006
                                               ------

                           BAYNON INTERNATIONAL CORP.
                           --------------------------
                 (Name of Small Business Issuer in Its Charter)

                               Nevada 88-02857182
                               ------ -----------
                (State or Other Jurisdiction of (I.R.S. Employer
              Incorporation or Organization) Identification Number)

                 266 Cedar Street, Cedar Grove, New Jersey 07009
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (973) 239-2952
                                 --------------

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to
Section 12(g) of the Exchange Act:  Common Stock, par value $.001 per share
                                    ---------------------------------------
                                                  (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State the Registrant's revenues for its most recent fiscal year: $  0

         The aggregate market value of the voting and non-voting common equity of the Registrant held by non- affiliates of the Registrant as of March 28, 2002 was approximately $ 51,349. (1)

(1) As there has been no trading market for the Registrant's Common Stock for at least the last two years, the per share value of $.01 was estimated based upon a private placement by the Registrant consummated in January 2002, following the period covered by this Report.

As of March 28, 2002, the Registrant had 17,532,692 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS
                                     PART I

                                                                            Page

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


Index                                                                        F-1

                                     PART I

         ITEM 1.           DESCRIPTION  OF  BUSINESS

         Baynon International Corp. (formerly known as "Technology Associates Corporation" and hereinafter referred to as the "Registrant"), was originally incorporated on February 29, 1968, under the laws of the Commonwealth of Massachusetts. On December 28, 1989, the Registrant reincorporated under the laws of the State of Nevada. The Registrant was formerly engaged in the technology marketing business. The Registrant has not engaged in any business operations for at least the last three years. The Registrant is considered a blank check company for purposes of this report. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended (the "Securities Act"), a "blank check" company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

         The Registrant's current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into the Registrant. In certain instances, a target company may wish to become a subsidiary of the Registrant or may wish to contribute or sell assets to the Registrant rather than to merge. No assurances can be given that the Registrant will be successful in identifying or negotiating with any target company. The Registrant seeks to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

         A business combination with a target company normally will involve the transfer to the target company of the majority of the issued and outstanding common stock of the Registrant, and the substitution by the target company of its own management and board of directors. No assurances can be given that the Registrant will be able to enter into a business combination, or, if the Registrant does enter into such a business combination, no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

         The Registrant has not engaged in any business operations for at least the last three years. The current and proposed business activities described herein classify the Registrant as a blank check company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Management does not intend to undertake any efforts to cause a market to develop in the Registrant's securities until such time as the Registrant has successfully implemented its business plan described herein.

Risk Factors

         The Registrant's business is subject to numerous risk factors, including the following:

         The Registrant has no Operating History, Revenue and Only Minimal Assets. The Registrant has had no operating history nor any revenues or earnings from operations for at least the last three years. The Registrant has no significant assets or financial resources. The Registrant will, in all likelihood, incur operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Registrant incurring a net operating loss which will increase continuously until the Registrant can consummate a business combination with a target company. There can be no assurance that the Registrant will be able to identify such a target company and consummate such a business combination on acceptable terms or that it will derive any benefit from the net operating loss.

         The Nature of the Registrant's Proposed Operations are Speculative in Nature. The success of the Registrant's proposed plan of operation will depend to a great extent on the operations, financial condition, and management of any identified target company. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Registrant will be able to identify a candidate satisfying such criteria. In the event the Registrant completes a business combination, of which there can be no assurance, the success of the Registrant's operations will be dependent upon management of the target company and numerous other factors beyond the Registrant's control.

         Possibilities for Business Opportunities and Combinations are Scarce and the Registrant Faces Competition from Other Entities. The Registrant is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Registrant. Nearly all such entities have significantly greater financial resources, technical expertise, and managerial capabilities than the Registrant and, consequently, the Registrant will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Registrant will also compete with numerous other small public companies in seeking merger or acquisition candidates.

         The Registrant has no Agreement for a Business Combination or Other Transaction and the Registrant has not Set Any Objective Standards For a Business Combination. The Registrant has no current arrangement, agreement, or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Registrant will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Registrant. There can be no assurance that the Registrant will be able to negotiate a business combination on terms favorable to the Registrant. The Registrant has not established a specific length of operating history or a specified level of earnings, assets, net worth, or other criteria which it will require a target company opportunity to have achieved, or without which the Registrant would not consider a business combination with such business entity. Accordingly, the Registrant may enter into a business combination with a business entity having losses, limited or no potential for earnings, limited assets, no significant operating history, negative net worth, or other negative characteristics.

         Current Management Devotes Limited Time to the Registrant. While seeking a business combination, management anticipates devoting up to five (5) hours per month to the business of the Registrant. The Registrant's only officers are Mr. Pasquale Catizone, President, and Mr. Daniel Generelli, Secretary and Treasurer, neither of whom have entered into written employment agreements with the Registrant or are expected to do so in the foreseeable future. The Registrant has not obtained key man life insurance on its officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of Mr. Catizone would adversely affect development of the Registrant's business and its likelihood of consummating a business combination.

         Current Management have Interests in Businesses that May Complete with the Registrant. The Registrant's two officers and directors participate in other business ventures which may compete directly with the Registrant. Although none are anticipated, conflicts of interest and non-arms length transactions may also arise in the future. Management does not anticipate that the Registrant will seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See "ITEM 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Reporting Requirements May Delay or Preclude Acquisition. Section 13 of the Exchange Act requires public companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Registrant. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

         The Registrant has no Market Research or Marketing Information Regarding the Availability of Merger Candidates. The Registrant has not conducted, nor have others made available to it, market research indicating demand exists for the transactions contemplated by the Registrant. Even in the event demand exists for a merger or acquisition of the type contemplated by the Registrant, there can be no assurance the Registrant will be successful in completing any such business combination.

         The Registrant Could Suffer from a Lack Of Diversification in its Business Activities. The Registrant's proposed operations, even if successful, will, at least in the short term and in all likelihood in the long term, result in the Registrant engaging in a business combination with only one business opportunity. Consequently, the Registrant's activities will be limited to those engaged in by the business opportunity which the Registrant merges with or acquires. The Registrant's inability to diversify its activities into a number of areas may subject the Registrant to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Registrant's operations.

         A Business Combination Likely Will Change In Control and Management. A business combination involving the issuance of the Registrant's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Registrant. Any such business combination may require shareholders of the Registrant to sell or transfer all or a portion of the Registrant's common stock held by them. The resulting change in control of the Registrant likely will result in removal of the present officers and directors of the Registrant and a corresponding reduction in or elimination of their participation in the future affairs of the Registrant.

         A Business Combination Likely Will Result in a Reduction Of Percentage Share Ownership. The Registrant's primary plan of operation is based upon the consummation of a business combination with a business entity which, in all likelihood, will result in the Registrant's issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Registrant would result in reduction in percentage of shares owned by the present shareholders of the Registrant and most likely would result in a change in control or management of the Registrant.

         A Business Combination Could Result in Tax Consequences for the Registrant's Shareholders. Federal and state tax consequences, in all likelihood, will be major considerations in any business combination the Registrant may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Registrant intends to structure any business combination so as to minimize the federal and state tax consequences to both the Registrant and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction or their respective shareholders.

         The SEC's Requirement Of Audited Financial Statements May Disqualify Business Opportunities. Management of the Registrant will request that any potential business opportunity provide audited financial statements. One or more potential combination candidates may opt to forego pursuing a business combination with the Registrant rather than incur the burdens associated with preparing audited financial statements. In such case, the Registrant may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents for such a transaction may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Registrant has no properties and at this time has no agreements to acquire any properties. The Registrant currently uses for its principal place of business the home office of Mr. Catizone, an officer and director of the Registrant, at no cost to the Registrant, an arrangement which management expects will continue until the Registrant completes an acquisition or merger.


ITEM 3.           LEGAL PROCEEDINGS

         There is no litigation pending or threatened by or against the Registrant.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information. There has been no trading market for the Registrant's Common Stock for at least the last two years. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

         Exchange Act Rule 15g-9 establishes sales practice requirements relating to "penny stocks." For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer: (i) approve a person's account for transactions in penny stocks; and (ii) receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

         If, after a merger or acquisition, the Registrant does not meet the qualifications for listing on the Nasdaq SmallCap Market, the Registrant's securities may be traded in the OTC Bulletin Board. The OTC market differs from national and regional stock exchanges in that it (1) is not cited in a single location but operates through communication of bids, offers and confirmations between broker-dealers; and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges. The Registrant may apply for listing on the NASD OTC Bulletin Board or may offer its securities in what are commonly referred to as the "pink sheets" of the National Quotation Bureau, Inc. To qualify for listing on the NASD OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company for listing on the Bulletin Board.

         If the Registrant is unable initially to satisfy the requirements for quotation on the Nasdaq SmallCap Market or becomes unable to satisfy the requirements for continued quotation thereon, and trading, if any, is conducted in the OTC market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Registrant's securities.

         (b) Holders. There are approximately 540 record holders of the Registrant's Common Stock. The issued and outstanding shares of the Registrant's Common Stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

         (c) Dividends. The Registrant has not paid any dividends in the past two years, and has no plans to do so for the foreseeable future.

         (d) Recent Sales of Unregistered Securities. On December 17, 1999, and pursuant to a written agreement with Joseph Conforth, a non-affiliated individual, the Registrant sold an aggregate of 1,000,000 authorized but unissued shares of its Common Stock to Mr. Conforth in consideration for an aggregate purchase price of $10,000 or $.01 per share. The shares were sold without registration under the Securities Act pursuant to the exemptions contained in Sections 4(2) and 4(6) thereunder. Proceeds from the sale of the shares were utilized for general working capital purposes.

         On February , 2002, and pursuant to the terms and conditions of a written subscription agreement, the Registrant sold an aggregate of 4,000,000 authorized but unissued shares of its Common Stock to five non-affiliated stockholders in consideration for an aggregate of $28,000 or $.007 per share. The shares were sold without registration under the Securities

Act pursuant to the exemptions contained in Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Proceeds from the sale of the shares were utilized for general working capital purposes.

         On March 13, 2002, and pursuant to the terms and conditions of a second and separate written subscription agreement, the Registrant sold an aggregate of 3,000,000 authorized but unissued shares of its Common Stock to one non-affiliated stockholder in consideration for an aggregate of $30,000 or $.01 per share. The shares were sold without registration under the Securities Act pursuant to the exemptions contained in Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Proceeds from the sale of the shares were utilized for general working capital purposes. Other than the aforementioned transactions, the Registrant has made no sales of unregistered securities during the past three (3) fiscal years.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         (a)      Liquidity and Capital Resources

         At December 31, 2001, the Registrant had a cash balance of $16,945 which represents an $25,263 decrease from the $42,208 balance at December 31, 2000. This $25,263 decrease was a result of the cash used in operations. The Registrant's working capital position at December 31, 2001, was $9,117 as compared to a December 31, 2000 balance of $28,408.

         The focus of the Registrant's efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Registrant. The Registrant has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. The Registrant does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination, however, none of these opportunities were pursued. The Registrant presently owns no real property and at this time has no intention of acquiring any such property. The Registrant's sole expected expenses are comprised of professional fees primarily incident to its reporting requirements. As a result of two private placements consummated in January 2002, and after the fiscal year covered by this Report, the Registrant believe that it can satisfy its cash requirements for at least the next twelve
(12) months before it will need to raise additional funds.

         (b) Results of Operations for the Year Ended December 31, 2001, Compared to the Year Ended December 31, 2000

         The Registrant recorded a loss of $19,291 in the current year versus a loss of $18,962 in the prior year. Interest income decreased $1,246 to $1,293 primarily due to lower cash balances. General and administrative expenses were $20,584 compared to $21,501 in the prior year period. These expenses which were incurred primarily to enable the Registrant to satisfy the requirements of a reporting company were comparable with the prior year.

         During the current and prior year, the Registrant did not record an income tax benefit due to the uncertainty associated with the Registrant's ability to merge with an operating company, which might permit the Registrant to avail itself of those advantages.

         (c) Results of Operations for the Year Ended December 31, 2000, Compared to the Year Ended December 31, 1999

         The Registrant recorded a loss of $18,962 in the current year versus a loss of $12,307 in the prior year. Interest income decreased $165 to $2,539 primarily due to lower cash balances. General and administrative expenses were $21,501 compared to $15,011 in the prior year period. The increase of $6,490 was due primarily to costs incurred in enabling the Registrant to satisfy the requirements of a reporting company.

         During the current and prior year, the Registrant did not record an income tax benefit due to the uncertainty associated with the Registrant's ability to merge with an operating company, which might permit the Registrant to avail itself of those advantages.

ITEM 7.           FINANCIAL STATEMENTS

         The Company's financial statements and associated notes are set forth on pages F-1 through F-8.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 9.         DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a)      Identity of Officers and Directors

         During the fiscal year ended December 31, 2001, the Registrant had two
(2) directors and two (2) officers as follows:


Name (3)                 Age   Positions and Offices Held    Director Since



Pasquale Catizone (1)    61    President, Director           May 1998

Carmine Catizone (1)     56    Secretary, Treasurer,         May 1998 (2)
                               Director

Daniel Generelli         38    Secretary, Treasurer,
                               Director                      October 1, 2001
-----------------------
(1)      Pasquale and Carmine Catizone are brothers.

(2) Mr. Carmine Catizone resigned as an executive officer and director of the Registrant on October 1, 2001. On the same date, the vacancy created by Mr. Catizone's resignation was filled by Mr. Daniel Generelli.

         On March 15, 2002, and following the fiscal year covered by this Report, Mr. Robert L. Miller, an executive officer, director and controlling stockholder of Shawshank Holdings, Limited, a principal stockholder of the Registrant, was elected to the Registrant's Board of Directors.

         Set forth below are the names of the directors and officers of the Registrant, all positions and offices with the Registrant held, the period during which he has served as such, and his business experience during at least the last five (5) years:

         Pasquale Catizone. Mr. Catizone has been President and a Director of the Registrant since May 1998. Mr. Catizone has been self-employed as a financial consultant for more than five (5) years.

         Carmine Catizone. Mr. Catizone was the Registrant's Secretary, Treasurer, Chief Financial Officer and a director from May 1998 to October 1, 2001. Simultaneously therewith and since August 1995, Mr. Catizone has been President and a director of Creative Beauty Supply, Inc., a retail and wholesale beauty supply distributor in Totowa, New Jersey. Mr. Catizone formerly served as President and a director of J&E Beauty Supply, Inc. also a retail and wholesale distributor of beauty supplies, from June 1988 to August 1995.

         Daniel Generelli. Mr. Generelli has been the Registrant's Secretary, Treasurer, Chief Financial Officer, and a director since October 1, 2001. Since February 1, 2002, Mr. Generelli has been employed as a data base analyst in the Totowa, New Jersey office of by IMS Health Inc., a New York Stock Exchange listed firm engaged in data management and processing. Simultaneously therewith and since 1995, Mr Generelli has been the Secretary, Treasurer, and a director of Creative Beauty Supply, Inc., a retail and wholesale beauty supply distributor in Totowa, New Jersey. Prior thereto from December 1989 to July 1996, Mr. Generelli was Secretary, Treasurer, and a director of J & E Beauty Supply, Inc., a retail and wholesale beauty supply distributor. Prior thereto since 1884, Mr. Mr. Generelli was employed as a distribution supervisor by Tags Beauty Supply, a retail and wholesale beauty supply distributor in Fairfield, New Jersey. Mr. Generelli received a bachelor of Science degree in Business Administration from Ramapo College of New Jersey in June 1984.

         Robert L. Miller. Mr. Miller joined the Company's Board of Directors on March 15, 2002. Since June 1995, he has been President of Trippoak Advisors, Inc., where he has worked as a consultant and private investor. Since May 1999, he has also been Chairman of DM Management, LLC, where he has worked as an investment advisor. He is currently on the board of directors of ePerception, Inc., a reporting company under the Securities Exchange Act of 1934.

Current Blank Check Companies

         Except for the Registrant, no directors or officers of the Registrant are presently officers, directors or shareholders in any blank check companies. However, one or both of the officers/directors may, in the future, become involved with additional blank check companies.

         (b) Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act requires the Registrant's officers and directors, and persons who beneficially own more than ten (10%) percent of a class of equity securities registered pursuant to Section 12 of the Exchange Act ("Reporting Persons"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the principal exchange upon which such securities are traded or quoted. Reporting Persons are also required to furnish copies of such reports filed pursuant to Section 16(a) of the Exchange Act with the Registrant.

         Based solely on review of the copies of such forms furnished to the Registrant, the Registrant believes that during the fiscal year ended December 31, 2001 its officers, directors and ten (10%) percent beneficial owners complied with all Section 16(a) filing requirements. However, each of the Registrant's two (2) directors filed reports late.

ITEM 10.          EXECUTIVE COMPENSATION

         The Registrant's current officers and directors do not receive any compensation for their services rendered to the Registrant, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with the Registrant.

         The officers and directors of the Registrant will not receive any finder's fees, either directly or indirectly, as a result of their efforts to implement the Registrant's business plan outlined herein. However, the officers and directors of the Registrant anticipate receiving benefits as shareholders of the Registrant. See "ITEM 11. Security Ownership of Certain Beneficial Owners and Management."

         No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth, as of March 15, 2002, certain information regarding the ownership of the Common Stock by (i) each person known by the Registrant to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of the Registrant's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of the Registrant's Executive Officers and Directors as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided. In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.


                                           Amount and
                                           Nature of
Name and Address                           Beneficial       Percentage of
of Beneficial Owner                        Ownership            Class

Pasquale Catizone (1) (3)
266 Cedar Street
Cedar Grove, NJ 07009                      5,397,815           30.79%

Carmine Catizone (2) (3)
10 1/2Walker Avenue
Morristown, NJ 07960                       4,000,000           22.82%

Robert L. Miller (4)
94 Anderson Avenue
Demarest, NJ 07627                         3,000,000           17.11%

Shawshank Holdings, Limited (5)
94 Anderson Avenue
Demarest, NJ 07627                         3,000,000           17.11%

Joseph Conforth
5465 Green Palms Street
Las Vegas, Nevada                          1,000,000            5.70%

Barbara Catizone
266 Cedar Street
Cedar Grove, NJ 07009                      1,000,000            5.70%

Robyn Conforth
266 Cedar Street
Cedar Grove, NJ 07009                      1,850,000           10.55%

Gina Conforth
266 Cedar Street
Cedar Grove, NJ 07009                      1,000,000            5.70%

Teresa Catizone
7 Logan Place
Morristown, NJ 07960                       1,000,000            5.70%

Raffaele Catizone
7 Logan Place
Morristown, NJ 07960                       1,000,000            5.70%

All Executive Officers and
Directors as a Group
of two persons                            12,397,815 (6)(7)       70.71%

--------------------------------------------------------------------------------

(1) Includes: (a) 1,000,000 shares (6% of the class) held of record by Barbara Catizone, wife of Pasquale Catizone; (b) an aggregate of 1,850,000 shares (11% of the class) held of record by Robyn Conforth, Mr. Catizone's adult step daughter that resides with him; and (c) an aggregate of 1,000,000 shares (6% of the class) held of record by Gina Conforth, Mr. Catizone's adult step daughter that resides with him. Mr. Catizone disclaims beneficial ownership of the shares of the Registrant owned by his adult daughters.

(2) Includes: (a) an aggregate of 500,000 shares held in a custodial account for the benefit of Carrie Catizone, Mr. Carmine Catizone's adult daughter who does not reside with him; and (b) 500,000 shares held in a custodial account for the benefit of Sherri Catizone, Mr. Carmine Catizone's adult daughter who does not reside with him. Mr. Carmine Catizone served as an executive officer and director of the Registrant from May 1998 through October 1, 2001.


(3)      Pasquale and Carmine Catizone are brothers.

(4) Robert L. Miller was named to the Company's Board of Directors on March 15, 2002. He is the president of Shawshank Holdings, Limited, a New York corporation.

(5) A New York corporation controlled by or under common control of Robert L. Miller, who on March 15, 2002, became a director of the Registrant.

(6) Mr. Carmine Catizone served as an executive officer and director of the Registrant from May 1998 through October 1, 2001. Accordingly, all of the Registrant's shares beneficially owned by Mr. Catizone are included in this figure.

(7) Does not include an aggregate of 3,000,000 shares owned by Shawshank Holdings Ltd., a New Jersey corporation controlled by or under common control of Robert L. Miller, a theretofore non-affiliated individual who on March 15, 2002, became a principal (i.e., 17%) stockholder and director of the Registrant.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On October 1, 2001, Mr. Carmine Catizone resigned as a director and executive officer of the Registrant. On the same day, Daniel Generelli became a director and executive officer. Since 1995, Mr. Generelli has served as a director and executive officer of Creative Beauty Supply, Inc., a retail and wholesale beauty supply distributor, controlled by and under common control of Carmine Catizone and Pasquale Catizone. From 1998, through October 1, 2001, Mr. Carmine Catizone served as a director and executive officer of the Registrant; and continues to be a principal (10%) stockholder of the Registrant.

         In January 2002, and after the period covered by this Report, the Registrant conducted a private placement of 4,000,000 shares of its common stock. Of this amount, an aggregate of 1,850,000 shares, comprising 11% of the Registrant's then issued and outstanding shares, were purchased by Robyn and Gina Conforth, two step daughters of Pasquale Catizone, a director, executive officer, and principal stockholder of the Registrant. Robyn and Gina Conforth reside in the same household as Mr. Pasquale Catizone.

         On March 15, 2002, and after the period covered by this Report, the Registrant conducted a second separate private placement of 3,000,000 shares of its common stock. All 3,000,000 shares were purchased by Shawshank Holdings Ltd., a New Jersey corporation controlled by or under common control of Robert
L. Miller, a theretofore non-affiliated individual who on March 15, 200, became a principal stockholder and director of the Registrant.

Conflicts of Interest

         Although there are no plans to do so at this time, the Registrant's officers and directors may in the future organize other companies of a similar nature and with a similar purpose as the Registrant. Consequently, there may be potential inherent conflicts of interest in acting as an officer and director of the Registrant. Insofar as the officers and directors are engaged in other business activities, management anticipates that it will devote a relatively minor amount of time to the Registrant's affairs. The Registrant does not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Registrant's proposed business operations.

         A conflict may arise in the event that another blank check company with which management becomes affiliated is formed and actively seeks a target company. It is anticipated that target companies will be located for the Registrant and other blank check companies in chronological order of the date of formation of such blank check companies. However, any blank check companies that may be formed may differ from the Registrant in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after the Registrant. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation. Mr. Pasquale Catizone will be responsible for seeking, evaluating, negotiating and consummating a business combination with a target company which may result in terms providing benefits to any officer or director. Pasquale Catizone and Carmine Catizone are brothers.

         Mr. Pasquale Catizone is currently a self-employed financial consultant. As such, demands may be placed on the time of Mr. Catizone which will detract from the amount of time he is able to devote to the Registrant. However, should such a conflict arise, there is no assurance that Mr. Catizone would not attend to other matters prior to those of the Registrant. Mr. Catizone projects that initially approximately five hours per month of his time may be spent locating a target company which amount of time would increase when the analysis of, and negotiations and consummation with, a target company are conducted.

         In the event the Registrant needs additional funds for operating capital and/or for costs in connection with a business combination, the Registrant may opt to issue additional common stock. Except in connection with the foregoing financing possibility, no other securities, or rights to securities, of the Registrant will be issued to management or promoters, or their affiliates or associates, prior to the completion of a business combination. At the time of a business combination, management expects that some or all of the shares of Common Stock owned by the officers and directors will be purchased by the target company. The amount of Common Stock sold or continued to be owned by the officers and directors cannot be determined at this time.

         The terms of business combination may include such terms as one or more of the present directors remaining a director or officer of the Registrant. The terms of a business combination may provide for a payment by cash or otherwise to one or more of the present directors for the purchase of all or part of their holdings of common stock of the Registrant by a target company. In such event, one or more directors would directly benefit from such employment or payment, and such benefits may influence management's choice of a target company.

         The Registrant may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target company to the Registrant where that reference results in a business combination. The amount of any finder's fee will be subject to negotiation, and cannot be estimated at this time. No finder's fee of any kind will be paid to management or promoters of the Registrant or to their associates or affiliates. No loans of any type have, or will be, made to management or promoters of the Registrant or to any of their associates or affiliates.

         The Registrant's officers and directors, its promoters and their affiliates or associates have not had any negotiations with and there are no present arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of a business combination with the Registrant.

         The Registrant will not enter into a business combination, or acquire any assets of any kind for its securities, in which management or promoters of the Registrant or any affiliates or associates have any interest, direct or indirect. The Registrant will not pay any finder's fees to members of management in connection with identifying an entity to a successful business combination.

         There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Registrant could result in liability of management to the Registrant. However, any attempt by shareholders to enforce a liability of management to the Registrant would most likely be prohibitively expensive and time consuming.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits and Index Required.

                        None.

         (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of fiscal
2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the Town of Cedar Grove, State of New Jersey, on March , 2002.

BAYNON INTERNATIONAL CORP.


By:  /s/ Pasquale Catizone
    -------------------------------------
Pasquale Catizone, President
(Principal Executive Officer)
Dated: March 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Pasquale Catizone
   --------------------------------------
Pasquale Catizone,
President
(Principal Executive Officer)
Dated: March 30, 2002



By:  /s/ Daniel Generelli
    -------------------------------------
Daniel Generelli,
Secretary, Treasurer
(Principal Financial Officer)
Dated: March 30, 2002


By:  /s/ Robert L. Miller
    -------------------------------------
Robert L. Miller
Director
Dated:   March 30, 2002

                        BAYNON INTERNATIONAL CORPORATION

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Baynon International Corporation


We have audited the accompanying balance sheets of Baynon International Corporation (formerly Technology Associates Corporation) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baynon International Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                       /s/  SAMUEL KLEIN AND COMPANY


                            SAMUEL KLEIN AND COMPANY



Newark, New Jersey
March 12, 2002

                        BAYNON INTERNATIONAL CORPORATION

                                 BALANCE SHEETS






                                                                                  December 31,
ASSETS                                                                    2001                    2000
                                                                      -------------            ------------

Current Assets:
  Cash and cash equivalents                                           $     16,945             $    42,208
                                                                      -------------            ------------
        Total Current Assets                                                16,945                  42,208
                                                                      -------------            ------------

Total Assets                                                          $     16,945             $    42,208
                                                                      =============            ============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued
    expenses                                                          $      7,828             $    13,800
                                                                      -------------            ------------
        Total Current Liabilities                                            7,828                  13,800
                                                                      -------------            ------------

Total Liabilities                                                            7,828                  13,800
                                                                      -------------            ------------

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 10,532,692 shares issued and
    outstanding at December 31, 2001 and 2000                               10,533                  10,533
  Additional paid-in capital                                                53,000                  53,000
  Retained earnings (deficit)                                              (54,416)                (35,125)
                                                                      -------------            ------------
        Total Stockholders' Equity                                           9,117                  28,408
                                                                      -------------            ------------

Total Liabilities and Stockholders' Equity                            $     16,945             $    42,208
                                                                      =============            ============






--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS





                                                                         For the Years Ended
                                                                             December 31,
                                                                   2001                       2000
                                                              ---------------            ----------------

Revenues                                                      $        -                 $        -

Cost of Revenues                                                       -                          -
                                                              ---------------            ----------------

Gross Profit                                                           -                          -
                                                              ---------------            ----------------

Other Costs:
  General and administrative expenses                                 20,584                      21,501
                                                              ---------------            ----------------
        Total Other Costs                                             20,584                      21,501

Other Income and Expense:
  Interest income                                                      1,293                       2,539
                                                              ---------------            ----------------

Net Loss before Income Taxes                                         (19,291)                    (18,962)

Income Taxes                                                            -                          -
                                                              ---------------            ----------------

Net Loss                                                      $      (19,291)            $       (18,962)
                                                              ===============            ================


Earnings (Loss) Per Share:
  Basic and diluted earnings (loss) per
    common share                                              $         0.00             $          0.00
                                                              ===============            ================

  Basic and diluted common shares
    outstanding                                                   10,532,692                  10,532,692
                                                              ===============            ================




--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000





                                      Common Stock
                                     $.001 Par Value
                                ---------------------------------
                                                       Common       Additional       Retained           Total
                                    Number             Stock          Paid-In        Earnings       Stockholders'
                                  of Shares            Amount         Capital       (Deficit)            Equity
                                ---------------     -------------   ------------   -------------   ----------------
Balances, January 1, 2000           10,532,692      $     10,533    $    53,000    $    (16,163)   $        47,370

Net Loss for the Year Ended
  December 31, 2000                    -                  -              -              (18,962)           (18,962)
                                ---------------     -------------   ------------   -------------   ----------------

Balances, December 31, 2000         10,532,692            10,533         53,000         (35,125)            28,408

Net Loss for the Year Ended
  December 31, 2001                    -                  -              -              (19,291)           (19,291)
                                ---------------     -------------   ------------   -------------   ----------------

Balances, December 31, 2001         10,532,692      $     10,533    $    53,000    $    (54,416)   $         9,117
                                ===============     =============   ============   =============   ================




--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS





                                                                                                For the Years Ended
                                                                                                    December 31,
                                                                                         2001                    2000
                                                                                     -------------            ------------

Cash Flows from Operating Activities:
  Net loss                                                                           $    (19,291)            $   (18,962)

  Adjustments to reconcile net loss to net cash used in operating activities:
      (Decrease) increase in accounts payable
        and accrued expenses                                                               (5,972)                  7,695
                                                                                     -------------            ------------

          Net cash used in operating activities                                           (25,263)                (11,267)
                                                                                     -------------            ------------

Net Decrease in Cash and Cash Equivalents                                                 (25,263)                (11,267)

Cash and Cash Equivalents, beginning of year                                               42,208                  53,475
                                                                                     -------------            ------------

Cash and Cash Equivalents, end of year                                               $     16,945             $    42,208
                                                                                     =============            ============


Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                                         $       -                $       -
                                                                                     =============            ============
    Taxes                                                                            $       -                $       -
                                                                                     =============            ============

--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001







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

The Company will attempt to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company provides a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified for trading in the United States secondary market.

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

                        BAYNON INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                   (Continued)





1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

As of December 31, 1997, the FASB issued Statement No. 128, "Earnings Per Share" (SFAS 128) replacing the calculation of primary and fully diluted earnings per share with Basic and Diluted earnings per share. Unlike primary earning per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities and thus is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is similar to the previously fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Dilutive earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

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

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 had no effect on the Company's operating results or financial condition.

                        BAYNON INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                   (Continued)





2.  COMMON STOCK

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.001 per share, of which 10,532,692 shares are issued and outstanding at December 31, 2001 and 2000.

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata in all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.


3.        SUBSEQUENT EVENTS

On January 8, 2002 the Company issued 4,000,000 shares of common stock, $.001 par value and received net proceeds of $28,000. These shares were sold in a private placement without registration under Rule 506 of Regulation D and pursuant to exemptions contained in the Securities Act of 1933.

On March 12, 2002 the Company issued 3,000,000 shares of common stock, $.001 par value and received proceeds of $30,000. These shares were sold in a private placement without registration under Rule 506 of Regulation D and pursuant to exemptions contained in the Securities Act. In connection with this sale the Company agreed to the following: (a) the Company would not issue any additional common stock, preferred stock or any warrants, rights or any securities convertible into common stock without the prior written consent of this investor; (b) the Company would reimburse this investor up to $1,000 for expenses incurred while conducting its due diligence investigation prior to this purchase; (c) this investor will be entitled to name an individual to the Board of Directors, as long as it owns at least eight percent (8%) of the issued and outstanding common stock of the Company, and (d) the Company will retain a securities counsel as specified by the investor.