Form 10QSB
period 2002-03-31
BAYNON INTERNATIONAL CORP
filed 2002-05-15
CIK 1089598

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                      to                .
                                        -----------------   -------------------

Commission file number     000-26653
                           --------------

                        BAYNON INTERNATIONAL CORPORATION
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                      88-0285718
         -----------                                 ----------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         266 Cedar Street,                                    07009
         Cedar Grove, New Jersey
(Address of principal executive offices)                      (Zip Code)

                                 (973) 239-2952
              (Registrant's telephone number, including area code)

                                 Not applicable
                              --------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

Class: Common Stock, $0.001 par value  Outstanding at March 31, 2002: 17,532,692

                        BAYNON INTERNATIONAL CORPORATION

Index                                                                 Page No.


Part I    Financial Information

Item 1    Financial Statements:

          Balance Sheets - March 31, 2002, and December 31, 2001              3

          Statements of Operations - For the Three Months
          Ended March 31, 2002 and 2001                                       4

          Statements of Cash Flows - For the Three Months Ended
          March 31, 2002 and 2001                                             5

          Notes to Financial Statements                                       6

Item 2    Management's Discussion and Analysis of  Financial Condition
          and Results of Operations                                           8

Part II   Other Information

Item 1    Legal Proceedings                                                   9

Item 2    Changes in Securities and Use of Proceeds                           9

Item 3    Defaults Upon Senior Securities                                     9

Item 4    Submission of Matters to a Vote of Security Holders                 9

Item 5    Other Information                                                   9

Item 6    Exhibits and Reports on Form 8-K                                    9

                        BAYNON INTERNATIONAL CORPORATION

                                 BALANCE SHEETS





                                                                                        March 31,                December 31,
ASSETS                                                                                     2002                       2001
                                                                                       (Unaudited)                 (Audited)

Current Assets:
  Cash and cash equivalents                                                             $    74,330             $         16,945
                                                                                        ------------            -----------------
        Total Current Assets                                                                 74,330                       16,945
                                                                                        ------------            -----------------

Total Assets                                                                            $    74,330             $         16,945
                                                                                        ============            =================



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued
    expenses                                                                            $    12,885             $          7,828
                                                                                        ------------            -----------------
        Total Current Liabilities                                                            12,885                        7,828
                                                                                        ------------            -----------------

Total Liabilities                                                                            12,885                        7,828
                                                                                        ------------            -----------------

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 17,532,692 and 10,532,652 shares
    issued and outstanding at March 31, 2002 and
    December 31, 2001, respectively                                                          17,533                       10,533
  Additional paid-in capital                                                                104,000                       53,000
  Retained earnings (deficit)                                                               (60,088)                     (54,416)
                                                                                        ------------            -----------------
        Total Stockholders' Equity                                                           61,445                        9,117
                                                                                        ------------            -----------------

Total Liabilities and Stockholders' Equity                                              $    74,330             $         16,945
                                                                                        ============            =================






____________________

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                             For the Three Months Ended
                                                                                                      March 31,
                                                                                          2002                        2001

Revenues                                                                             $            -              $           -

Cost of Revenues                                                                                  -                          -
                                                                                     ----------------            ---------------

Gross Profit                                                                                      -                          -
                                                                                     ----------------            ---------------

Other Costs:
  General and administrative expenses                                                          6,073                      3,641
                                                                                     ----------------            ---------------
        Total Other Costs                                                                      6,073                      3,641

Other Income and Expense:
  Interest income                                                                                401                        476
                                                                                     ----------------            ---------------

Net Loss before Income Taxes                                                                  (5,672)                    (3,165)

Income Taxes                                                                                      -                          -
                                                                                     ----------------            ---------------

Net Loss                                                                             $        (5,672)            $       (3,165)
                                                                                     ================            ===============


Earnings (Loss) Per Share:
  Basic and diluted earnings (loss) per
    common share                                                                     $            -              $           -
                                                                                     ================            ===============

  Basic and diluted common shares
    outstanding                                                                           14,810,469                 10,532,692
                                                                                     ================            ===============




____________________

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                For the Three Months Ended
                                                                                            March 31,
                                                                                              2002                     2001
                                                                                           ------------             ------------
Cash Flows from Operating Activities:
  Net loss                                                                                 $    (5,672)             $    (3,165)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Increase (decreae) in accounts payable
        and accrued expenses                                                                     5,057                   (9,316)
                                                                                           ------------             ------------

          Net cash used in operating activities                                                   (615)                 (12,481)
                                                                                           ------------             ------------

Cash Flows from Investing Activities                                                            -                        -
                                                                                           ------------             ------------

Cash Flows from Financing Activities:
  Issuance of common stock                                                                      58,000                   -
                                                                                           ------------             ------------
          Net cash provided by financing
            activities                                                                          58,000                   -
                                                                                           ------------             ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                            57,385                  (12,481)

Cash and Cash Equivalents, beginning of period                                                  16,945                   42,208
                                                                                           ------------             ------------

Cash and Cash Equivalents, end of period                                                   $    74,330              $    29,727
                                                                                           ============             ============


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                                               $       -                $       -
                                                                                           ============             ============
    Income taxes                                                                           $       -                $       -
                                                                                           ============             ============



____________________

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002




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

Earnings (Loss) Per Share

As of December 31, 1997, the FASB issued Statement No. 128, "Earnings Per Share" (SFAS 128) replacing the calculation of primary and fully diluted earnings per share with Basic and Diluted earnings per share. Unlike primary earning per share, basic earnings per share excludes the dilutive effects of options, warrants and convertible securities and thus is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is similar to the previously fully diluted earnings per share. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding

Impairment of Long-Lived Assets

The Company adopted  Statement of Financial  Accounting  Standards No. 144 (SFAS
144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The adoption of SFAS 144 had no impact on the Company's financial condition or results of operations.

                        BAYNON INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Continued)


2.  INTERIM PRESENTATION

The December 31, 2001 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and its results of operations and cash flows for the three months ended March 31, 2002 and 2001.

The statements of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.


3.  STOCKHOLDERS' EQUITY

On January 8, 2002 the Company issued 4,000,000 shares of common stock, $.001 par value and received net proceeds of $28,000. These shares were sold in a private placement without registration under Rule 506 of Regulation D and pursuant to exemptions contained in the Securities Act of 1933

On March 12, 2002 the Company issued 3,000,000 shares of common stock, $.001 par value and received proceeds of $30,000. These shares were sold in a private placement without registration under Rule 506 of Regulation D and pursuant to exemptions contained in the Securities Act. In connection with this sale the Company agreed to the following: (a) the Company would not issue any additional common stock, preferred stock or any warrants, rights or any securities convertible into common stock without the prior written consent of this investor; (b) the Company would reimburse this investor up to $1,000 for expenses incurred while conducting its due diligence investigation prior to this purchase; (c) this investor will be entitled to name an individual to the Board of Directors, as long as it owns at least eight percent (8%) of the issued and outstanding common stock of the Company, and (d) the Company will retain a securities counsel as specified by the investor. Pursuant to this agreement, the President of this investor was appointed a director of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Liquidity and Capital Resources

At March 31, 2002, the Company had a cash balance of $74,330, which represents a $57,385 increase from the $16,945 balance at December 31, 2001. This $57,385 increase arises from from cash provided by financing activities of $58,000, net of cash used in operations of $615. The Company's working capital position at March 31, 2002, was $61,445 as compared to its position at December 31, 2001, of $9,117.

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

Results of Operations

Three Months Ended March 31, 2002, compared to Three Months Ended March 31, 2001

Net income (loss)

The Company incurred a loss of $5,672 in the current quarterly period, which represents a $2,507 increase in Net Loss compared to the prior year period. Interest income decreased by $75 to $401 primarily due to lower interest rates during the current period. General and administrative expenses of $6,073 were incurred in the current quarterly period compared to $3,641 in the prior year period. The increase of $2,432 was due primarily to a increase in fees incurred in the current quarterly period to meet public filing requirements.

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



                                      BAYNON INTERNATIONAL CORPORATION
                                      Registrant


Date: May 15, 2002                    By: /s/ Pasquale Catizone
                                         ---------------------------------------
                                         Pasquale Catizone, Chairman
                                         (on behalf of the registrant)