Form 10QSB
period 2002-06-30
BAYNON INTERNATIONAL CORP
filed 2002-08-08
CIK 1089598

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 2002

OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the transition period from                 to                   .
                                          ---------------    ------------------

Commission file number         000-26653
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

Class Common Stock, $0.001 par value  Outstanding at June 30, 2002:17,532,692

                        BAYNON INTERNATIONAL CORPORATION

Index                                                                  Page No.


Part I   Financial Information

Item 1   Financial Statements:

         Balance Sheets - June 30, 2002, and December 31, 2001            3

         Statements of Operations - For the Three and Six Months
         Ended June 30, 2002 and 2001                                     4

         Statements of Cash Flows - For the Six Months Ended
         June 30, 2002 and 2001                                           5

         Notes to Financial Statements                                    6

Item 2   Management's Discussion and Analysis of  Financial Condition
         and Results of Operations                                        8

Part II  Other Information

Item 1   Legal Proceedings                                                9

Item 2   Changes in Securities and Use of Proceeds                        9

Item 3   Defaults Upon Senior Securities                                  9

Item 4   Submission of Matters to a Vote of Security Holders              9

Item 5   Other Information                                                9

Item 6   Exhibits and Reports on Form 8-K                                 9

                        BAYNON INTERNATIONAL CORPORATION

                                 BALANCE SHEETS





                                                                                         June 30,                 December 31,
ASSETS                                                                                     2002                       2001
------                                                                                     ----                       ----
                                                                                        (Unaudited)                (Audited)

Current Assets:
  Cash and cash equivalents                                                             $    63,572             $         16,945
                                                                                        ------------            -----------------
        Total Current Assets                                                                 63,572                       16,945
                                                                                        ------------            -----------------

Total Assets                                                                            $    63,572             $         16,945
                                                                                        ============            =================



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued
    expenses                                                                            $     6,322             $          7,828
                                                                                        ------------            -----------------
        Total Current Liabilities                                                             6,322                        7,828
                                                                                        ------------            -----------------

Total Liabilities                                                                             6,322                        7,828
                                                                                        ------------            -----------------

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares authorized, 17,532,692 and
    10,532,652 shares issued and outstanding at June 30, 2002 and
    December 31, 2001, respectively                                                          17,533                       10,533
  Additional paid-in capital                                                                104,000                       53,000
  Retained earnings (deficit)                                                               (64,283)                     (54,416)
                                                                                        ------------            -----------------
        Total Stockholders' Equity                                                           57,250                        9,117
                                                                                        ------------            -----------------

Total Liabilities and Stockholders' Equity                                              $    63,572             $         16,945
                                                                                        ============            =================






--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                   For the Three Months Ended                  For the Six Months Ended
                                                             June 30,                                   June 30,
                                                    2002                 2001                  2002                 2001
                                               --------------       --------------        --------------       --------------

Revenues                                       $        -           $        -            $        -           $        -

Cost of Revenues                                        -                    -                     -                    -
                                               --------------       --------------        --------------       --------------

Gross Profit                                            -                    -                     -                    -
                                               --------------       --------------        --------------       --------------

Other Costs:
  General and administrative expenses                  4,903                3,565                10,976                7,206
                                               --------------       --------------        --------------       --------------
        Total Other Costs                              4,903                3,565                10,976                7,206

Other Income and Expense:
  Interest income                                        708                  329                 1,109                  805
                                               --------------       --------------        --------------       --------------

Net Loss before Income Taxes                          (4,195)              (3,236)               (9,867)              (6,401)

Income Taxes                                             -                    -                     -                    -
                                               --------------       --------------        --------------       --------------

Net Loss                                       $      (4,195)       $      (3,236)        $      (9,867)       $      (6,401)
                                               ==============       ==============        ==============       ==============


Earnings (Loss) Per Share:
  Basic and diluted earnings (loss) per
    common share                               $         -          $         -           $         -          $         -
                                               ==============       ==============        ==============       ==============

  Basic and diluted common shares
    outstanding                                   17,532,692           10,532,692            16,179,100           10,532,692
                                               ==============       ==============        ==============       ==============




--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                 For the Six Months Ended
                                                                                            June 30,
                                                                                              2002                     2001
                                                                                              ----                     ----

Cash Flows from Operating Activities:
  Net loss                                                                                 $    (9,867)             $    (6,401)

  Adjustments to reconcile net loss to net cash used in operating activities:
      Decrease in accounts payable
        and accrued expenses                                                                    (1,506)                 (11,545)
                                                                                           ------------             ------------

          Net cash used in operating activities                                                (11,373)                 (17,946)
                                                                                           ------------             ------------

Cash Flows from Investing Activities                                                            -                        -
                                                                                           ------------             ------------

Cash Flows from Financing Activities:
  Issuance of common stock                                                                      58,000                   -
                                                                                           ------------             ------------
          Net cash provided by financing
            activities                                                                          58,000                   -
                                                                                           ------------             ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                            46,627                  (17,946)

Cash and Cash Equivalents, beginning of period                                                  16,945                   42,208
                                                                                           ------------             ------------

Cash and Cash Equivalents, end of period                                                   $    63,572              $    24,262
                                                                                           ============             ============


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                                               $       -                $       -
                                                                                           ============             ============
    Income taxes                                                                           $       -                $       -
                                                                                           ============             ============








--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002




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

                        BAYNON INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Continued)




2.  INTERIM PRESENTATION

The December 31, 2001 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2002 its results of operations for the three months and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001.

The statements of operations for the three months and six months ended June 30, 2002 and 2001 are not necessarily indicative of results for the full year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Liquidity and Capital Resources

         At June 30, 2002, the Company had a cash balance of $63,572, which represents a $46,627 increase from the $16,945 balance at December 31, 2001. This $46,627 increase arises from cash provided by financing activities of $58,000, net of cash used in operations of $11,373. The Company's working capital position at June 30, 2002, was $57,250 as compared to its position at December 31, 2001, of $9,117.

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

Results of Operations

Six Months Ended June 30, 2002, compared to Six Months Ended June 30, 2001

Net income (loss)

         The Company incurred a loss of $9,867 in the current period, which represents a $3,466 increase in Net Loss compared to the prior year period. Interest income increased by $304 to $1,109 primarily due to the existence of higher average cash balances during the current period. General and administrative expenses of $10,976 were incurred in the current period compared to $7,206 in the prior year period. The increase of $3,770 was due primarily to increased fees incurred in the current period to meet public filing requirements.

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

                     Not Applicable.

Item 5.    Other Information

                     Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

                     Reports on Form 8-K - None


      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                          OF BAYNON INTERNATIONAL, INC.
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-QSB, the undersigned hereby certify, to the best of their knowledge, that:

     - the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     - the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/ Pasquale Catizone                        /s/ Daniel Generelli
------------------------------               -----------------------------------
Pasquale Catizone                            Daniel Generelli
President                                    Chief Financial Officer
(Principal Executive Officer)                (Principal Financial Officer)
Dated: August 7, 2002                        Dated: August 7, 2002

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BAYNON INTERNATIONAL CORPORATION
                                   Registrant


Date: August 7, 2002               By: /s/ Pasquale Catizone
                                      ------------------------------------------
                                      Pasquale Catizone, Chairman
                                      (on behalf of the registrant)