Form 10QSB
period 2002-09-30
BAYNON INTERNATIONAL CORP
filed 2002-11-14
CIK 1089598

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                   to                   .
                                         -----------------   ------------------

Commission file number     000-26653
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
Yes X   No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class    Common Stock, $0.001 par value
Outstanding at September 30, 2002:          17,532,692

                        BAYNON INTERNATIONAL CORPORATION

Index                                                                   Page No.


Part I     Financial Information

Item 1     Financial Statements:

           Balance Sheets - September 30, 2002, and December 31, 2001         3

           Statements of Operations - For the Three and Nine Months
           Ended September 30, 2002 and 2001                                  4

           Statements of Cash Flows - For the Nine Months Ended
           September 30, 2002 and 2001                                        5

           Notes to Financial Statements                                      6

Item 2     Management's Discussion and Analysis of  Financial Condition
           and Results of Operations                                          8

Item 3     Controls and Procedures

Part II    Other Information

Item 1     Legal Proceedings                                                  9

Item 2     Changes in Securities and Use of Proceeds                          9

Item 3     Defaults Upon Senior Securities                                    9

Item 4     Submission of Matters to a Vote of Security Holders                9

Item 5     Other Information                                                  9

Item 6     Exhibits and Reports on Form 8-K                                   9

                        BAYNON INTERNATIONAL CORPORATION

     BALANCE SHEETS

                                                                                           September 30,        December 31,
ASSETS                                                                                   2002                        2001
                                                                                    ----------------            ---------------
                                                                                      (Unaudited)                 (Audited)

Current Assets:
  Cash and cash equivalents                                                         $        59,270             $       16,945
                                                                                    ----------------            ---------------
        Total Current Assets                                                                 59,270                     16,945
                                                                                    ----------------            ---------------

Total Assets                                                                        $        59,270             $       16,945
                                                                                    ================            ===============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued
    expenses                                                                        $         4,216             $        7,828
                                                                                    ----------------            ---------------
        Total Current Liabilities                                                             4,216                      7,828
                                                                                    ----------------            ---------------

Total Liabilities                                                                             4,216                      7,828
                                                                                    ----------------            ---------------

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares authorized, 17,532,692 and
    10,532,652 shares issued and outstanding at September 30, 2002 and
    December 31, 2001, respectively                                                          17,533                     10,533
  Additional paid-in capital                                                                104,000                     53,000
  Retained earnings (deficit)                                                               (66,479)                   (54,416)
                                                                                    ----------------            ---------------
        Total Stockholders' Equity                                                           55,054                      9,117
                                                                                    ----------------            ---------------

Total Liabilities and Stockholders' Equity                                          $        59,270             $       16,945
                                                                                    ================            ===============

--------------------

   The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                   For the Three Months Ended                 For the Nine Months Ended
                                                         September 30,                              September 30,
                                                   2002                 2001                  2002                 2001
                                               --------------       --------------        --------------       --------------

Revenues                                       $        -           $        -            $        -           $        -

Cost of Revenues                                        -                    -                     -                    -
                                               --------------       --------------        --------------       --------------

Gross Profit                                            -                    -                     -                    -
                                               --------------       --------------        --------------       --------------

Other Costs:
  General and administrative expenses                  2,842                3,265                13,818               10,471
                                               --------------       --------------        --------------       --------------
        Total Other Costs                              2,842                3,265                13,818               10,471

Other Income and Expense:
  Interest income                                        646                  266                 1,755                1,071
                                               --------------       --------------        --------------       --------------

Net Loss before Income Taxes                          (2,196)              (2,999)              (12,063)              (9,400)

Income Taxes                                             -                    -                     -                    -
                                               --------------       --------------        --------------       --------------

Net Loss                                       $      (2,196)       $      (2,999)        $     (12,063)       $      (9,400)
                                               ==============       ==============        ==============       ==============


Earnings (Loss) Per Share:
  Basic and diluted earnings (loss) per
    common share                               $         -          $         -           $         -          $         -
                                               ==============       ==============        ==============       ==============

  Basic and diluted weighted average
    common shares outstanding                     17,532,692           10,532,692            16,614,173           10,532,692
                                               ==============       ==============        ==============       ==============




--------------------

   The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                For the Nine Months Ended
                                                                                                       September 30,
                                                                                              2002                     2001
                                                                                           ------------             ------------

Cash Flows from Operating Activities:
  Net loss                                                                                 $   (12,063)             $    (9,400)

  Adjustments to reconcile net loss to net cash used in operating activities:
      Decrease in accounts payable
        and accrued expenses                                                                    (3,612)                 (11,315)
                                                                                           ------------             ------------

          Net cash used in operating activities                                                (15,675)                 (20,715)
                                                                                           ------------             ------------

Cash Flows from Investing Activities                                                            -                        -
                                                                                           ------------             ------------

Cash Flows from Financing Activities:
  Issuance of common stock                                                                      58,000                   -
                                                                                           ------------             ------------

          Net cash provided by financing
            activities                                                                          58,000                   -
                                                                                           ------------             ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                            42,325                  (20,715)

Cash and Cash Equivalents, beginning of period                                                  16,945                   42,208
                                                                                           ------------             ------------

Cash and Cash Equivalents, end of period                                                      $ 59,270              $    21,493
                                                                                           ============             ============


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                                               $       -                $       -
                                                                                           ============             ============
    Income taxes                                                                           $       -                $       -
                                                                                           ============             ============

--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Continued)



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

2.  INTERIM PRESENTATION

The December 31, 2001 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2002 its results of operations for the three months and nine months

                        BAYNON INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Continued)

ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001.

The statements of operations for the three months and nine months ended September 30, 2002 and 2001 are not necessarily indicative of results for the full year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Liquidity and Capital Resources

         At September 30, 2002, the Company had a cash balance of $59,270, which represents a $42,325 increase from the $16,945 balance at December 31, 2001. This $46,627 increase arises from cash provided by financing activities of $58,000, net of cash used in operations of $15,675. The Company's working capital position at September 30, 2002, was $55,054 as compared to its position at December 31, 2001, of $9,117.

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

Results of Operations

Three and Six Months Ended September 30, 2002, compared to Three and Six Months Ended September 30, 2001

Net income (loss)

         Net loss for the three and six months ended September 30, 2002, were $2,196 and $12,063, respectively, compared with $2,999 and $9,400, respectively, for the comparable periods in 2001. The decrease in net loss of $803 for the three months ended September 30, 2002, compared to the same period in 2001 was primarily due top increased interest income earned on significantly higher cash balances. The increased loss of $2,663 for the nine months ended September 30, 2002, compared to the comparable period in 2001 was due to increased fees to meet public filing requirements (see general and administrative expense).

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, they have concluded that our current disclosure controls and procedures are effective in providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

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



                                   BAYNON INTERNATIONAL CORPORATION
                                   Registrant


Date: November 14, 2002            By: /s/ Pasquale Catizone
                                      ------------------------------------------
                                      Pasquale Catizone, President and Chairman
                                      (on behalf of the registrant)