Form 10KSB
period 2002-12-31
BAYNON INTERNATIONAL CORP
filed 2003-03-31
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 ( NO FEE REQUIRED)

     For the transition period from __________________ to _________________

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

Securities Registered Pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share
(Title of Class)

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

         The aggregate market value of the voting and non-voting common equity of the Registrant held by non- affiliates of the Registrant as of March 27, 2003 was approximately $51,349. (1)

(1) As there has been no trading market for the Registrant's Common Stock for at least the last two years, the per share value of $.01 was estimated based upon a private placement by the Registrant consummated in January 2002.

As of March 27, 2003, the Registrant had 17,532,692 shares of Common Stock outstanding.

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

         Possibilities for Business Opportunities and Combinations are Scarce, and the Registrant Faces Competition from Other Entities.

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

         Current Management have Interests in Businesses that May Compete with the Registrant.

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

     A Business Combination Likely Will Result in a Change in Control and Management.

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

     A  Business   Combination   Could  Result  in  Tax   Consequences  for  the
Registrant's Shareholders.

         Federal and state tax consequences, in all likelihood, will be major considerations in any business combination the Registrant may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Registrant intends to structure any business combination so as to minimize the federal and state tax consequences to both the Registrant and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non- qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction or their respective shareholders.

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

     (d) Recent Sales of  Unregistered  Securities.  On December  17, 1999,  and
pursuant to a written agreement with Joseph Corforte, a non-affiliated individual, the Registrant sold an aggregate of 1,000,000 authorized but unissued shares of its Common Stock to Mr. Corforte in consideration for an aggregate purchase price of $10,000 or $.01 per share. The shares were sold without registration under the Securities Act pursuant to the exemptions contained in Sections 4(2) and 4(6) thereunder. Proceeds from the sale of the shares were utilized for general working capital purposes.

         In February 2002, and pursuant to the terms and conditions of a written subscription agreement, the Registrant sold an aggregate of 4,000,000 authorized but unissued shares of its Common Stock to five non-affiliated stockholders in consideration for an aggregate of $28,000 or $.007 per share. The shares were sold without registration under the Securities Act pursuant to the exemptions contained in Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Proceeds from the sale of the shares were utilized for general working capital purposes.

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

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies and Estimates

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures included elsewhere in this Form 10-KSB, are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on- going basis, we evaluate the estimates used, including those related to impairments of tangible and intangible assets, income taxes, accruals, and contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

         (a)      Liquidity and Capital Resources

         At December 31, 2002, the Registrant had a cash balance of $59,400 which represents a $42,455 increase from the $16,945 balance at December 31, 2001. This increase was primarily the result of the cash received through two proviate placements of common stock in 2002. The Registrant's working capital position at December 31, 2002, was $49,924 as compared to a December 31, 2001 balance of $9,117.

         The focus of the Registrant's efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Registrant. The Registrant has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. The Registrant does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination, however, none of these opportunities were pursued. The Registrant presently owns no real property and at this time has no intention of acquiring any such property. The Registrant's sole expected expenses are comprised of professional fees primarily incident to its reporting requirements. As a result of two private placements consummated in January 2002, the Registrant believe that it can satisfy its cash requirements for at least the next twelve (12) months before it will need to raise additional funds.

     (b) Results of Operations for the Year Ended December 31, 2002, Compared to the Year Ended December 31, 2001

         The Registrant recorded a loss of $17,193 in the current year versus a loss of $19,291 in the prior year. Interest income increased $1,002 to $2,295 primarily due to higher cash balances. General and administrative expenses were $19,488 compared to $20,584 in the prior year period. These expenses which were incurred primarily to enable the Registrant to satisfy the requirements of a reporting company were comparable with the prior year.

         During the current and prior year, the Registrant did not record an income tax benefit due to the uncertainty associated with the Registrant's ability to merge with an operating company, which might permit the Registrant to avail itself of those advantages.

     (c) Results of Operations for the Year Ended December 31, 2001, Compared to the Year Ended December 31, 2000

         The Registrant recorded a loss of $19,291 in 2001 versus a loss of $18,962 in 2000. Interest income decreased $1,239 to $2,539 primarily due to lower cash balances. General and administrative expenses were $20,584 in 2001 compared to $21,501 in 2000. These expenses which were incurred primarily to enable the Registrant to satisfy the requirements of a reporting company were comparable with the prior year.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a)      Identity of Officers and Directors

         During the fiscal year ended December 31, 2002, the Registrant had three (3) directors and two (2) officers as follows:


Name (3)                               Age             Positions and Offices Held           Director Since
----                                                   --------------------------

Pasquale Catizone                      62              President, Director                  May 1998

Daniel Generelli                       39              Secretary, Treasurer,
                                                       Director                             October 1, 2001

Robert L. Miller                       46              Director                             March 12, 2002




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

     Daniel Generelli. Mr. Generelli has been the Registrant's Secretary, Treasure, Chief Financial Officer, and a director since October 1, 2001. Since February 1, 2002, Mr. Generelli has been employed as a data base analyst in the Totowa, New Jersey office of by IMS Health Inc., a New York Stock Exchange listed firm engaged in data management and processing. Simultaneously therewith and since 1995, Mr Generelli has been the Secretary, Treasurer, and a director of Creative Beauty Supply, Inc., a retail and wholesale beauty supply distributor in Totowa, New Jersey. Prior thereto from December 1989 to July 1996, Mr. Generelli was Secretary, Treasurer, and a director of J & E Beauty Supply, Inc., a retail and wholesale beauty supply distributor. Prior thereto since 1984, Mr. Mr. Generelli was employed as a distribution supervisor by Tags Beauty Supply, a retail and wholesale beauty supply distributor in Fairfield, New Jersey. Mr. Generelli received a bachelor of Science degree in Business Administration from Ramapo College of New Jersey in June 1984.

     Robert L. Miller. Mr. Miller joined the Company's Board of Directors on March 12, 2002. Since June 1995, he has been President of Trippoak Advisors, Inc., and President of The Trippoak Group, Inc. (since May 2002), where he has worked as a consultant and private investor. Since May 1999, he has also been Chairman of DM Management, LLC, where he has worked as an investment advisor. He is currently on the board of directors of PeopleView, Inc. (formerly ePerception, Inc.), a reporting company under the Securities Exchange Act of 1934.

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

         Based solely on review of the copies of such forms furnished to the Registrant, the Registrant believes that during the fiscal year ended December 31, 2002, its officers, directors and ten (10%) percent beneficial owners complied with all Section 16(a) filing requirements. However, each of the Registrant's two (2) directors filed reports late.

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth, as of March 27, 2003, certain information regarding the ownership of the Common Stock by (i) each person known by the Registrant to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of the Registrant's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of the Registrant's Executive Officers and Directors as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided. In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.

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

Joseph Corforte
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

     (3) Pasquale and Carmine Catizone are brothers.

     (4) Robert L. Miller was named to the Company's Board of Directors on March 12, 2002. He is the president of Shawshank Holdings, Limited, a New York corporation.

     (5) A New York corporation  controlled by or under common control of Robert
L. Miller, who on March 12, 2002, became a director of the Registrant.

     (6) Mr. Carmine Catizone served as an executive officer and director of the Registrant from May 1998 through October 1, 2001. Accordingly, all of the Registrant's shares beneficially owned by Mr. Catizone are included in this figure.

     (7) Does not include an aggregate of 3,000,000 shares owned by Shawshank Holdings Ltd., a New Jersey corporation controlled by or under common control of Robert L. Miller, a theretofore non-affiliated individual who on March 12, 2002, became a principal (i.e., 17%) stockholder and director of the Registrant.

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

         In January 2002, the Registrant conducted a private placement of 4,000,000 shares of its common stock. Of this amount, an aggregate of 1,850,000 shares, comprising 11% of the Registrant's then issued and outstanding shares, were purchased by Robyn and Gina Conforth, two step daughters of Pasquale Catizone, a director, executive officer, and principal stockholder of the Registrant. Robyn and Gina Conforth reside in the same household as Mr. Pasquale Catizone.

         On March 12, 2002, the Registrant conducted a second separate private placement of 3,000,000 shares of its common stock. All 3,000,000 shares were purchased by Shawshank Holdings Ltd., a New Jersey corporation controlled by or under common control of Robert L. Miller, a theretofore non-affiliated individual who on March 12, 2002, became a principal stockholder and director of the Registrant.

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

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits and Index Required.

         Exhibit No.       Description of Exhibit

         99                Certifications of President and Treasurer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of fiscal
2002.


ITEM 14.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Treasurer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, they have concluded that our current disclosure controls and procedures are effective in providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


BAYNON INTERNATIONAL CORP.


By: /s/ Pasquale Catizone
    ---------------------------------------------------------------------
Pasquale Catizone, President
(Principal Executive Officer)
Dated: March 31, 2003

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Pasquale Catizone
   ----------------------------------------------------------------------
Pasquale Catizone,
President
(Principal Executive Officer)
Dated: March 31, 2003



By: /s/ Daniel Generelli
    ---------------------------------------------------------------------
Daniel Generelli,
Secretary, Treasurer
(Principal Financial Officer)
Dated: March 31, 2003


By: /s/ Robert L. Miller
    ---------------------------------------------------------------------
Robert L. Miller
Director
Dated:   March 28, 2003

                                  CERTIFICATION

I, Pasquale Catizone, certify that:

1. I have reviewed this annual report on Form 10-KSB of Baynon International Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


/s/ Pasquale Catizone
-------------------------------------
Pasquale Catizone
President
(Principal Executive Officer)

                                  CERTIFICATION

I, Daniel Generelli, certify that:

1. I have reviewed this annual report on Form 10-KSB of Baynon International Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


/s/ Daniel Generelli
-------------------------------------
Daniel Generelli
Treasurer
(Principal Financial Officer)

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Baynon International Corporation


We have audited the accompanying balance sheets of Baynon International Corporation (formerly Technology Associates Corporation) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baynon International Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.








SAMUEL KLEIN AND COMPANY



Newark, New Jersey
March 5, 2003

                        BAYNON INTERNATIONAL CORPORATION

                                 BALANCE SHEETS




                                                                                                        December 31,
ASSETS                                                                                         2002                    2001
------                                                                                         ----                    ----

Current Assets:
  Cash and cash equivalents                                                                    $ 59,400                $ 16,945
                                                                                           -------------            ------------
        Total Current Assets                                                                     59,400                  16,945
                                                                                           -------------            ------------

Total Assets                                                                                   $ 59,400                $ 16,945
                                                                                           =============            ============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued
    expenses                                                                                    $ 9,476                 $ 7,828
                                                                                           -------------            ------------
        Total Current Liabilities                                                                 9,476                   7,828
                                                                                           -------------            ------------

Total Liabilities                                                                                 9,476                   7,828
                                                                                           -------------            ------------

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares authorized, 17,532,692 and
    10,532,692 shares issued and outstanding at December 31, 2002
    and 2001, respectively                                                                       17,533                  10,533
  Additional paid-in capital                                                                    104,000                  53,000
  Retained earnings (deficit)                                                                   (71,609)                (54,416)
                                                                                           -------------            ------------
        Total Stockholders' Equity                                                               49,924                   9,117
                                                                                           -------------            ------------

Total Liabilities and Stockholders' Equity                                                     $ 59,400                $ 16,945
                                                                                           =============            ============




   The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS



                                                                                               For the Years Ended
                                                                                                   December 31,
                                                                                          2002                        2001
                                                                                          ----                        ----

Revenues                                                                              $      -                    $      -

Cost of Revenues                                                                              -                           -
                                                                                     ----------------            ---------------

Gross Profit                                                                                  -                           -
                                                                                     ----------------            ---------------

Other Costs:
  General and administrative expenses                                                         19,488                     20,584
                                                                                     ----------------            ---------------
        Total Other Costs                                                                     19,488                     20,584

Other Income and Expense:
  Interest income                                                                              2,295                      1,293
                                                                                     ----------------            ---------------

Net Loss before Income Taxes                                                                 (17,193)                   (19,291)

Income Taxes                                                                                   -                           -
                                                                                     ----------------            ---------------

Net Loss                                                                                   $ (17,193)                 $ (19,291)
                                                                                     ================            ===============


Earnings (Loss) Per Share:
  Basic and diluted earnings (loss) per
    common share                                                                               $0.00                      $0.00
                                                                                     ================            ===============

  Basic and diluted weighted average
    common shares outstanding                                                             16,860,470                 10,532,692
                                                                                     ================            ===============





--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001





                                           Common Stock
                                          $.001 Par Value
                                     --------------------------------------
                                                                 Common         Additional       Retained           Total
                                         Number                   Stock          Paid-In         Earnings       Stockholders'
                                       of Shares                 Amount           Capital       (Deficit)            Equity
                                     ---------------           ------------    -------------   -------------   ----------------

Balances, January 1, 2001                10,532,692                $10,533          $53,000        $(35,125)          $ 28,408

Net Loss for the Year Ended
  December 31, 2001                         -                       -                -              (19,291)           (19,291)
                                     ---------------           ------------    -------------   -------------   ----------------

Balances, December 31, 2001              10,532,692                 10,533           53,000         (54,416)             9,117

Common Shares Issued in Private
  Placements                              7,000,000                  7,000           51,000          -                  58,000

Net Loss for the Year Ended
  December 31, 2002                         -                       -                -              (17,193)           (17,193)
                                     ---------------           ------------    -------------   -------------   ----------------

Balances, December 31, 2002              17,532,692                $17,533         $104,000        $(71,609)          $ 49,924
                                     ===============           ============    =============   =============   ================







--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS





                                                                                                   For the Years Ended
                                                                                                        December 31,
                                                                                               2002                     2001
                                                                                           -------------            -------------

Cash Flows from Operating Activities:
  Net loss                                                                                     $(17,193)                $(19,291)

  Adjustments to reconcile net loss to net cash used in operating activities:
      (Decrease) increase in accounts payable
        and accrued expenses                                                                      1,648                   (5,972)
                                                                                           -------------            -------------

          Net cash used in operating activities                                                 (15,545)                 (25,263)
                                                                                           -------------            -------------

Cash Flows from Investing Activities                                                             -                        -
                                                                                           -------------            -------------

Cash Flows from Financing Activities:
  Issuance of common stock                                                                       58,000                   -
                                                                                           -------------            -------------

        Net cash provided by financing
          activities                                                                             58,000                   -
                                                                                           -------------            -------------

Net Increase (Decrease) in Cash and Cash Equivalents                                             42,455                  (25,263)

Cash and Cash Equivalents, beginning of year                                                     16,945                   42,208
                                                                                           -------------            -------------

Cash and Cash Equivalents, end of year                                                         $ 59,400                 $ 16,945
                                                                                           =============            =============


Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                                                $      -                 $      -
                                                                                           =============            =============
    Taxes                                                                                   $      -                 $      -
                                                                                           =============            =============








--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002







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

                        BAYNON INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Continued)





1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which include convertible debentures, stock options and warrants.

Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 requires that if events or changes in circumstances indicate that the cost of long-lived assets or asset groups may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value would be required. Long-lived assets or asset groups that meet the criteria in SFAS 144 as being held for disposal by sale are reflected at the lower of their carrying amount or fair market value, less costs to sell.

Comprehensive Income

The Company reports components of comprehensive income under the requirements of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The adoption of SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a significant impact on the Company's future financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 updates; clarifies and simplifies certain accounting pronouncements. The adoption of SFAS 145 is effective in large part for transactions occurring after May 15, 2002. SFAS 145 had no impact on the Company's financial position or results of operations in the year ended December 31, 2002 and the Company does not expect the adoption of SFAS 145 to have an impact on its future financial position or results of operations.

                        BAYNON INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (Continued)





1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The adoption of SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a significant impact on its future financial position or results of operations.


2.  COMMON STOCK

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.001 per share, of which 17,532,692 and 10,532,692 shares were issued and outstanding at December 31, 2002 and 2001, respectively.

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

On January 8, 2002, the Company issued 4,000,000 shares of common stock, $.001 par value and received net proceeds of $28,000. These shares were sold in a private placement without registration under Rule 506 of Regulation D and pursuant to exemptions contained in the Securities Act of 1933.

On March 12, 2002, the Company issued 3,000,000 shares of common stock, $.001 par value and received proceeds of $30,000. These shares were sold in a private placement without registration under Rule 506 of Regulation D and pursuant to exemptions contained in the Securities Act. In connection with this sale the Company agreed to the following: (a) the Company would not issue any additional common stock, preferred stock or any warrants, rights or any securities convertible into common stock without the prior written consent of this investor; (b) the Company would reimburse this investor up to $1,000 for expenses incurred while conducting its due diligence investigation prior to this purchase; (c) this investor will be entitled to name an individual to the Board of Directors, as long as it owns at least eight percent (8%) of the issued and outstanding common stock of the Company, and (d) the Company will retain a securities counsel as specified by the investor. Pursuant to this agreement, the President of this investor was appointed a director of the Company on March 12, 2002.