Form 10QSB
period 2003-03-31
BAYNON INTERNATIONAL CORP
filed 2003-05-15
CIK 1089598

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from            to         .
                                                           ---------  ---------

Commission file number         000-26653
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
Yes X   No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class   Common Stock, $0.001 par value Outstanding at May 1, 2003:   17,532,692

                        BAYNON INTERNATIONAL CORPORATION

Index                                                                  Page No.


Part I  Financial Information

Item 1  Financial Statements:

        Balance Sheets - March 31, 2003, and December 31, 2002               3

        Statements of Operations - For the Three Months
        Ended March 31, 2003 and 2002                                        4

        Statements of Cash Flows - For the Three Months Ended
        March 31, 2003 and 2002                                              5

        Notes to Financial Statements                                        6

Item 2  Management's Discussion and Analysis of  Financial Condition
        and Results of Operations                                            8

Item 3  Controls and Procedures

Part II Other Information

Item 1  Legal Proceedings                                                    9

Item 2  Changes in Securities and Use of Proceeds                            9

Item 3  Defaults Upon Senior Securities                                      9

Item 4  Submission of Matters to a Vote of Security Holders                  9

Item 5  Other Information                                                    9

Item 6  Exhibits and Reports on Form 8-K                                     9

                        BAYNON INTERNATIONAL CORPORATION

                                 BALANCE SHEETS





                                                            March 31,                    December 31,
ASSETS                                                           2003                           2002
------                                                           ----                           ----
                                                              (Unaudited)                    (Audited)

Current Assets:
  Cash and cash equivalents                                 $       56,959               $           59,400
                                                            ---------------              -------------------
        Total Current Assets                                        56,959                           59,400
                                                            ---------------              -------------------

Total Assets                                                $       56,959               $           59,400
                                                            ===============              ===================



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued
    expenses                                                $       12,161               $            9,476
                                                            ---------------              -------------------
        Total Current Liabilities                                   12,161                            9,476
                                                            ---------------              -------------------

Total Liabilities                                                   12,161                            9,476
                                                            ---------------              -------------------

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 17,532,692  shares issued
   and outstanding at March 31, 2003 and
    December 31, 2002                                               17,533                           17,533
  Additional paid-in capital                                       104,000                          104,000
  Retained earnings (deficit)                                      (76,735)                         (71,609)
                                                            ---------------              -------------------
        Total Stockholders' Equity                                  44,798                           49,924
                                                            ---------------              -------------------

Total Liabilities and Stockholders' Equity                  $       56,959               $           59,400
                                                            ===============              ===================






--------------------

   The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                        For the Three Months Ended
                                                                  March 31,
                                                   2003                            2002
                                             ------------------              ------------------

Revenues                                     $        -                      $        -

Cost of Revenues                                      -                               -
                                             ------------------              ------------------


Gross Profit                                          -                               -
                                             ------------------              ------------------

Other Costs:
  General and administrative expenses                    5,461                           6,073
                                             ------------------              ------------------
        Total Other Costs                                5,461                           6,073

Other Income and Expense:
  Interest income                                          335                             401
                                             ------------------              ------------------

Net Loss before Income Taxes                            (5,126)                         (5,672)

Income Taxes                                           -                               -
                                             ------------------              ------------------

Net Loss                                     $          (5,126)                       $ (5,672)
                                             ==================              ==================


Earnings (Loss) Per Share:
  Basic and diluted earnings (loss) per
    common share                             $         -                     $         -
                                             ==================              ==================

  Basic and diluted common shares
    outstanding                                     17,532,692                      14,810,469
                                             ==================              ==================




--------------------

   The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                         For the Three Months Ended
                                                                                                  March 31,
                                                                                      2003                         2002
                                                                                 ---------------              ---------------

Cash Flows from Operating Activities:
  Net loss                                                                       $       (5,126)                     $(5,672)

  Adjustments to reconcile net loss to net cash used in operating activities:
      Increase in accounts payable
        and accrued expenses                                                              2,685                        5,057
                                                                                 ---------------              ---------------

          Net cash used in operating activities                                          (2,441)                        (615)
                                                                                 ---------------              ---------------

Cash Flows from Investing Activities                                                    -                            -
                                                                                 ---------------              ---------------

Cash Flows from Financing Activities:
  Issuance of common stock                                                                -                           58,000
                                                                                 ---------------              ---------------
          Net cash provided by financing
            activities                                                                    -                           58,000
                                                                                 ---------------              ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                                     (2,441)                      57,385

Cash and Cash Equivalents, beginning of period                                           59,400                       16,945
                                                                                 ---------------              ---------------

Cash and Cash Equivalents, end of period                                         $       56,959               $       74,330
                                                                                 ===============              ===============


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                                     $       -                    $       -
                                                                                 ===============              ===============
    Income taxes                                                                 $       -                    $       -
                                                                                 ===============              ===============



--------------------

   The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003




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

Earnings (Loss) Per Share

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants.

Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 144 requires that if events or changes in circumstances indicate that the cost of long-lived assets or asset groups may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value would be required. Long-lived assets or asset groups that meet the criteria in SFAS 144 as being held for disposal by sale are reflected at the lower of their carrying amount or fair market value, less costs to sell.

                        BAYNON INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                  (Continued)



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2002 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, (An Amendment to FASB Statement No.
123)," (SFAS 148). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for the Company beginning January 1, 2003. The adoption of SFAS 148 had no impact on the Company's financial position or results of operations for the three months ended March 31, 2003, nor is it expected to have a significant impact in the future.

2.  INTERIM PRESENTATION

The December 31, 2002 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2003 and its results of operations and cash flows for the three months ended March 31, 2003 and 2002.

The statements of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

           The following "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures included elsewhere in this Form 10-QSB, are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate the estimates used, including those related to impairments of tangible and intangible assets, income taxes, accruals, and contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

         Liquidity and Capital Resources

         At March 31, 2003, the Company had a cash balance of $56,959, which represents a $2,441 decrease from the $59,400 balance at December 31, 2002. This $2,441 decrease was the result of cash used in operations.. The Company's working capital position at March 31, 2003, was $44,798 as compared to its position at December 31, 2002, of $49,924.

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

Results of Operations

Three Months Ended March 31, 2003, compared to Three Months Ended March 31, 2002

Net income (loss)

           Net loss for the three ended March 31, 2003, was $5,126 compared with $5,672 for the comparable period in 2002. The decrease in net loss of $546 for the three months ended March 31, 2003, compared to the same period in 2002 was primarily due to somewhat lower expenses required to meet public filing requirements (see general and administrative expense).

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

                     Not Applicable.

Item 5.    Other Information

                     Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

                     Reports on Form 8-K - None

        Exhibits

99.1 Certification Pursuant To 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        BAYNON INTERNATIONAL CORPORATION
                        Registrant


Date: May 14, 2003      By: /s/ Pasquale Catizone
                           -----------------------------------------------------
                           Pasquale Catizone, President and Chairman
                           (on behalf of the registrant)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF BAYNON INTERNATIONAL, INC.
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Pasquale Catizone, certify that:

1.   I  have   reviewed  this   quarterly   report  on  Form  10-QSB  of  Baynon
     International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                      /s/ Pasquale Catizone
                                       ----------------------------------------
                                       Pasquale Catizone
                                       President (Principal Executive Officer)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF BAYNON INTERNATIONAL, INC.
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Daniel Generelli, certify that:

1.   I  have   reviewed  this   quarterly   report  on  Form  10-QSB  of  Baynon
     International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003              /s/ Daniel Generelli
                            ----------------------------------------
                            Daniel Generelli
                            Chief Financial Officer(Principal Financial Officer)