Form 10QSB
period 2003-06-30
BAYNON INTERNATIONAL CORP
filed 2003-08-13
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from           to          .
                                                         ---------   ----------

Commission file number     000-26653
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

Class  Common Stock, $0.001 par value  Outstanding at August 8 2003: 17,532,692

                        BAYNON INTERNATIONAL CORPORATION

Index                                                                   Page No.


Part I            Financial Information

                          Item 1 Financial Statements:

                  Balance Sheets - June 30, 2003, and December 31, 2002        3

                  Statements of Operations - For the Three and Six Months
                  Ended June 30, 2003 and 2002                                 4

                  Statements of Cash Flows - For the Six Months Ended
                  June 30, 2003 and 2002                                       5

                  Notes to Financial Statements                                6

Item 2            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                    8

Item 3            Controls and Procedures                                      9

Part II           Other Information

Item 1            Legal Proceedings                                            9

Item 2            Changes in Securities and Use of Proceeds                    9

Item 3            Defaults Upon Senior Securities                              9

Item 4            Submission of Matters to a Vote of Security Holders          9

Item 5            Other Information                                            9

Item 6            Exhibits and Reports on Form 8-K                             9

                        BAYNON INTERNATIONAL CORPORATION

                                 BALANCE SHEETS



                                                                                     June 30,                 December 31,
ASSETS                                                                                 2003                         2002
                                                                                  ----------------            -----------------
                                                                                    (Unaudited)                  (Audited)

Current Assets:
  Cash and cash equivalents                                                       $         48,760            $          59,400
                                                                                  ----------------            -----------------
        Total Current Assets                                                               48,760                       59,400
                                                                                  ----------------            -----------------

Total Assets                                                                      $        48,760             $         59,400
                                                                                  ================            =================



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued
    expenses                                                                      $         4,851             $          9,476
                                                                                  ----------------            -----------------
        Total Current Liabilities                                                           4,851                        9,476
                                                                                  ----------------            -----------------

Total Liabilities                                                                           4,851                        9,476
                                                                                  ----------------            -----------------

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares authorized, 17,532,692 shares issued and outstanding at June 30, 2003 and
    December 31, 2002                                                                      17,533                       17,533
  Additional paid-in capital                                                              104,000                      104,000
  Retained earnings (deficit)                                                             (77,624)                     (71,609)
                                                                                  ----------------            -----------------
        Total Stockholders' Equity                                                         43,909                       49,924
                                                                                  ----------------            -----------------

Total Liabilities and Stockholders' Equity                                        $        48,760             $         59,400
                                                                                  ================            =================






--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                   For the Three Months Ended                  For the Six Months Ended
                                                            June 30,                                   June 30,
                                                   2003                 2002                  2003                 2002
                                               --------------       --------------        --------------       --------------

Revenues                                       $       -            $       -             $       -            $       -

Cost of Revenues                                        -                    -                     -                    -
                                               --------------       --------------        --------------       --------------

Gross Profit                                            -                    -                     -                    -
                                               --------------       --------------        --------------       --------------

Other Costs:
  General and administrative expenses                  1,127                4,903                 6,588               10,976
                                               --------------       --------------        --------------       --------------
        Total Other Costs                              1,127                4,903                 6,588               10,976

Other Income and Expense:
  Interest income                                        238                  708                   573                1,109
                                               --------------       --------------        --------------       --------------

Net Loss before Income Taxes                            (889)              (4,195)               (6,015)              (9,867)

Income Taxes                                             -                    -                     -                    -
                                               --------------       --------------        --------------       --------------

Net Loss                                       $        (889)       $      (4,195)        $      (6,015)       $      (9,867)
                                               ==============       ==============        ==============       ==============


Earnings (Loss) Per Share:
  Basic and diluted earnings (loss) per
    common share                               $         -          $         -           $         -          $         -
                                               ==============       ==============        ==============       ==============

  Basic and diluted common shares
    outstanding                                   17,532,692           17,532,692            17,532,692           16,179,100
                                               ==============       ==============        ==============       ==============




--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                 For the Six Months Ended
                                                                                                          June 30,
                                                                                              2003                     2002
                                                                                           ------------             ------------

Cash Flows from Operating Activities:
  Net loss                                                                                 $    (6,015)             $    (9,867)

  Adjustments to reconcile net loss to net cash used in operating activities:
      Decrease in accounts payable
        and accrued expenses                                                                    (4,625)                  (1,506)
                                                                                           ------------             ------------

          Net cash used in operating activities                                                (10,640)                 (11,373)
                                                                                           ------------             ------------

Cash Flows from Investing Activities                                                            -                        -
                                                                                           ------------             ------------

Cash Flows from Financing Activities:
  Issuance of common stock                                                                      -                       58,000
                                                                                           ------------             ------------
          Net cash provided by financing
            activities                                                                          -                        58,000
                                                                                           ------------             ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                           (10,640)                  46,627

Cash and Cash Equivalents, beginning of period                                                  59,400                   16,945
                                                                                           ------------             ------------

Cash and Cash Equivalents, end of period                                                   $    48,760              $    63,572
                                                                                           ============             ============


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                                               $       -                $       -
                                                                                           ============             ============
    Income taxes                                                                           $       -                $       -
                                                                                           ============             ============


--------------------

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Baynon International Corporation (formerly known as Technology Associates Corporation and hereinafter referred to as the "Company"), was originally incorporated on February 29, 1968, under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking. On December 28, 1989, the Company reincorporated under the laws of the State of Nevada. The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board. The Company has not engaged in any business operations for at least the last two years and has no operations to date.

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

2. INTERIM PRESENTATION

The December 31, 2002, balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2003, its results of operations for the three months and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002.

The statements of operations for the three months and six months ended June 30, 2003 and 2002, are not necessarily indicative of results for the full year.

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

         Liquidity and Capital Resources

         At June 30, 2003, the Company had a cash balance of $48,760, which represents a $10,640 decrease from the $59,400 balance at December 31, 2002. This $10,640 decrease was the result of cash used in operations.. The Company's working capital position at June 30, 2003, was $43,909 as compared to its position at December 31, 2002, of $49,924.

         The focus of the Company's efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. The Company does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination. However, none of these opportunities were pursued.

         The Company presently owns no real property and at this time has no intention of acquiring any such property.

Results of Operations

Three  Months Ended June 30, 2003, compared to Three Months Ended June 30, 2002

Net income (loss)

         Net loss for the three months ended June 30, 2003, was $889 compared with $4,195 for the comparable period in 2002. The decrease in net loss of $3,306 for the three months ended June 30, 2003, compared to the same period in 2002 was primarily due to complete lack of operations and no common stock issuances.

  Six Months Ended June 30, 2003, compared to Six Months Ended June 30, 2002

  Net income (loss)

         Net loss for the six months ended June 30, 2003 was $6,015 compared with $9,867 for the comparable period in 2002. The decrease in net loss of $3,852 for the six months ended June 30, 2003 compared to the same period in 2002 was primarily due to the lack of issuances of common stock in private placements in 2003 and the related expenses for required filings. Such activity occurred during this period in 2002.

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

PART II.          Other Information

Item 1.    Legal Proceedings - None.

Item 2.  Change in Securities and Use of Proceeds - Not Applicable.

Item 3.  Defaults Upon Senior Securities - Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Reports on Form 8-K - None

(b)      Exhibits

31.1     Certification of Pasquale Catizone
31.2     Certification of Daniel Generelli
32       Certification Under Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        BAYNON INTERNATIONAL CORPORATION
                        Registrant


Date: August 13, 2003   By: /s/ Pasquale Catizone
                            ----------------------------------------------------
                            Pasquale Catizone, President and Chairman
                            (on behalf of the registrant)