Form 10QSB
period 2003-09-30
BAYNON INTERNATIONAL CORP
filed 2003-11-06
CIK 1089598

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

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

Class Common Stock, $0.001 par value Outstanding at November 5, 2003:17,532,692

                        BAYNON INTERNATIONAL CORPORATION

Index                                                                  Page No.


Part I    Financial Information

                  Item 1 Financial Statements:

          Balance Sheets - September 30, 2003, and December 31, 2002       3

          Statements of Operations - For the Three and Nine Months
          Ended September 30, 2003 and 2002                                4

          Statements of Cash Flows - For the Nine Months Ended
          September 30, 2003 and 2002                                      5

          Notes to Financial Statements                                    6

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        8

Item 3    Controls and Procedures                                          9

Part II   Other Information

Item 1    Legal Proceedings                                                9

Item 2    Changes in Securities and Use of Proceeds                        9

Item 3    Defaults Upon Senior Securities                                  9

Item 4    Submission of Matters to a Vote of Security Holders              9

Item 5    Other Information                                                9

Item 6    Exhibits and Reports on Form 8-K                                 9

                        BAYNON INTERNATIONAL CORPORATION

                                 BALANCE SHEETS





                                                                 September 30,               December 31,
ASSETS                                                               2003                        2002
------                                                          ---------------             ---------------
                                                                 (Unaudited)                  (Audited)

Current Assets:
  Cash and cash equivalents                                     $       46,394              $       59,400
                                                                ---------------             ---------------
        Total Current Assets                                            46,394                      59,400
                                                                ---------------             ---------------

Total Assets                                                    $       46,394              $       59,400
                                                                ===============             ===============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued
    expenses                                                    $        4,001              $        9,476
                                                                ---------------             ---------------
        Total Current Liabilities                                        4,001                       9,476
                                                                ---------------             ---------------

Total Liabilities                                                        4,001                       9,476
                                                                ---------------             ---------------

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares authorized,
    17,532,692 shares issued and outstanding at September
    30, 2003 and December 31, 2002                                      17,533                      17,533
  Additional paid-in capital                                           104,000                     104,000
  Retained earnings (deficit)                                          (79,140)                    (71,609)
                                                                ---------------             ---------------
        Total Stockholders' Equity                                      42,393                      49,924
                                                                ---------------             ---------------

Total Liabilities and Stockholders' Equity                      $       46,394              $       59,400
                                                                ===============             ===============






--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                   For the Three Months Ended                 For the Nine Months Ended
                                                  September 30,                              September 30,
                                                   2003                 2002                  2003                 2002
                                               --------------       --------------        --------------       --------------

Revenues                                       $        -           $        -            $        -           $        -

Cost of Revenues                                        -                    -                     -                    -
                                               --------------       --------------        --------------       --------------

Gross Profit                                            -                    -                     -                    -
                                               --------------       --------------        --------------       --------------

Other Costs:
  General and administrative expenses                  1,691                2,842                 8,279               13,818
                                               --------------       --------------        --------------       --------------
        Total Other Costs                              1,691                2,842                 8,279               13,818

Other Income and Expense:
  Interest income                                        175                  646                   748                1,755
                                               --------------       --------------        --------------       --------------

Net Loss before Income Taxes                          (1,516)              (2,196)               (7,531)             (12,063)

Income Taxes                                             -                    -                     -                    -
                                               --------------       --------------        --------------       --------------

Net Loss                                       $      (1,516)       $      (2,196)        $      (7,531)       $     (12,063)
                                               ==============       ==============        ==============       ==============


Earnings (Loss) Per Share:
  Basic and diluted earnings (loss) per
    common share                               $         -          $         -           $         -          $         -
                                               ==============       ==============        ==============       ==============

  Basic and diluted common shares
    outstanding                                   17,532,692           17,532,692            17,532,692           16,614,173
                                               ==============       ==============        ==============       ==============




--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                 For the nine Months Ended
                                                                                                September 30,
                                                                                              2003                      2002
                                                                                           ------------             -------------

Cash Flows from Operating Activities:
  Net loss                                                                                 $    (7,531)             $    (12,063)

  Adjustments to reconcile net loss to net cash used in operating activities:
      Decrease in accounts payable
        and accrued expenses                                                                    (5,475)                   (3,612)
                                                                                           ------------             -------------

          Net cash used in operating activities                                                (13,006)                  (15,675)
                                                                                           ------------             -------------

Cash Flows from Investing Activities                                                            -                         -
                                                                                           ------------             -------------

Cash Flows from Financing Activities:
  Issuance of common stock                                                                      -                        58,000
                                                                                           ------------             -------------
          Net cash provided by financing
            activities                                                                          -                         58,000
                                                                                           ------------             -------------

Net Increase (Decrease) in Cash and Cash Equivalents                                           (13,006)                   42,325

Cash and Cash Equivalents, beginning of period                                                  59,400                    16,945
                                                                                           ------------             -------------

Cash and Cash Equivalents, end of period                                                   $    46,394              $     59,270
                                                                                           ============             =============


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                                               $       -                $       -
                                                                                           ============             =============
    Income taxes                                                                           $       -                $       -
                                                                                           ============             =============








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

2. INTERIM PRESENTATION

The December 31, 2002 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2003 its results of operations for the three months and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002.

The statements of operations for the three months and nine months ended September 30, 2003 and 2002 are not necessarily indicative of results for the full year.

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

         Liquidity and Capital Resources

         At September 30, 2003, the Company had a cash balance of $46,394 which represents a $13,006 decrease from the $59,400 balance at December 31, 2002. This $13,006 decrease was the result of cash used in operations. The Company's working capital position at September 30, 2003, was $42,393 as compared to its position at December 31, 2002, of $49,924.

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

Results of Operations

Three Months Ended September 30, 2003, compared to Three Months Ended September 30, 2002

Net income (loss)

         Net loss for the three months ended September 30, 2003, was $1,516 compared with $2,196 for the comparable period in 2002. The decrease in net loss of $680 for the three months ended September 30, 2003, compared to the same period in 2002 was primarily due to complete lack of operations and no transactions related to common stock.

Nine Months Ended September 30, 2003, compared to Nine Months Ended September 30, 2002

  Net income (loss)

         Net loss for the nine months ended September 30, 2003 was $7,531 compared with $12,063 for the comparable period in 2002. The decrease in net loss of $4,532 for the nine months ended September 30, 2003 compared to the same period in 2002 was primarily due to the lack of issuances of common stock in private placements in 2003 and the related expenses for required filings. Such activity occurred during this period in 2002.

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

                            BAYNON INTERNATIONAL CORPORATION
                            Registrant


Date: November 5, 2003     By: /s/ Pasquale Catizone
                               ------------------------------------------------
                               Pasquale Catizone, President and Chairman
                               (on behalf of the registrant)