Form 10KSB
period 2003-12-31
BAYNON INTERNATIONAL CORP
filed 2004-03-30
CIK 1089598

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                                        Or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 ( NO FEE REQUIRED)

     For the transition period from __________________ to _________________

                           Commission File No. 0-4006

                           BAYNON INTERNATIONAL CORP.
                 (Name of Small Business Issuer in Its Charter)

        Nevada                                  88-02857182
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

         The aggregate market value of the voting and non-voting common equity of the Registrant held by non- affiliates of the Registrant as of March 18, 2004, was approximately $51,349. (1)

(1) As there has been no trading market for the Registrant's Common Stock for at least the last two years, the per share value of $.01 was estimated based upon private placements by the Registrant consummated in January and March 2002.

As of March 18, 2004, the Registrant had 17,532,692 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS
                                     PART I

                                                                          Page

Item 1.  Description of Business                                             3

Item 2.  Description of Property                                             6

Item 3.  Legal Proceedings                                                   6

Item 4.  Submission of Matters to a Vote of Security Holders                 6

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters            6

Item 6.  Management's Discussion and Analysis or Plan of Operation           7

Item 7.  Financial Statements                                                8

Item 8.  Changes and Disagreements with Accountants on Accounting
and Financial Disclosures                                                    8

Item 8A. Controls and Procedures                                             8

                                                       PART III

Item 9.  Directors and Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act          8

Item 10. Executive Compensation                                              10

Item 11. Security Ownership of Certain Beneficial Owners and Management      10

Item 12. Certain Relationships and Related Transactions                      11

Item 13. Exhibits and Reports on Form 8-K                                    13

Item 14.          Principal Accountant Fees and Services                     13

Index to Financial Statements and Notes                                     F-1

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

         (d) Recent Sales of Unregistered Securities. In January 2002, and pursuant to the terms and conditions of a written subscription agreement, the Registrant sold an aggregate of 4,000,000 authorized but unissued shares of its Common Stock to five non-affiliated stockholders in consideration for an aggregate of $28,000 or $.007 per share. The shares were sold without registration under the Securities Act pursuant to the exemptions contained in Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Proceeds from the sale of the shares were utilized for general working capital purposes.

         On March 12, 2002, and pursuant to the terms and conditions of a second and separate written subscription agreement, the Registrant sold an aggregate of 3,000,000 authorized but unissued shares of its Common Stock to one non-affiliated stockholder in consideration for an aggregate of $30,000 or $.01 per share. The shares were sold without registration under the Securities Act pursuant to the exemptions contained in Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Proceeds from the sale of the shares were utilized for general working capital purposes. Other than the aforementioned transactions, the Registrant has made no sales of unregistered securities during the past three (3) fiscal years.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies and Estimates

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures included elsewhere in this Form 10-KSB, are based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate the estimates used, including those related to impairments of tangible and intangible assets, income taxes, accruals, and contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

         (a)      Liquidity and Capital Resources

         At December 31, 2003, the Registrant had a cash balance of $44,517,which represents a $14,883 decrease from the $59,400 balance at December 31, 2002. This decrease was primarily the result of the cash used in operating activities which were expenses incurred primarily to enable the registrant to satisfy the requirements of a reporting company. The Registrant's working capital position at December 31, 2003, was $37,412 as compared to a December 31, 2002 balance of $49,924.

         The focus of the Registrant's efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Registrant. The Registrant has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. The Registrant does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination, however, none of these opportunities were pursued. The Registrant presently owns no real property and at this time has no intention of acquiring any such property. The Registrant's sole expected expenses are comprised of professional fees primarily incident to its reporting requirements. As a result of two private placements consummated in January and March 2002, the Registrant believes that it can satisfy its cash requirements for at least the next twelve (12) months before it will need to raise additional funds.

         (b) Results of Operations for the Year Ended December 31, 2003, Compared to the Year Ended December 31, 2002

         The Registrant recorded a loss of $12,512 in the current year versus a loss of $17,193 in the prior year. Interest income decreased $1,399 to $896 primarily due to lower cash balances and lower interest rates. General and administrative expenses were $13,408 compared to $19,488 in the prior year period. These expenses which were incurred primarily to enable the Registrant to satisfy the requirements of a reporting company were lower than the prior year primarily due to the absence in the current year of expenses related to private placements of securities.

         During the current and prior year, the Registrant did not record an income tax benefit due to the uncertainty associated with the Registrant's ability to merge with an operating company, which might permit the Registrant to avail itself of those advantages.

         (c) Results of Operations for the Year Ended December 31, 2002, Compared to the Year Ended December 31, 2001

         The Registrant recorded a loss of $17,193 in 2002 versus a loss of $19,291 in 2001. Interest income increased $1,002 to $2,295 primarily due to higher cash balances. General and administrative expenses were $19,488 in 2002 compared to $20,584 in 2001. These expenses which were incurred primarily to enable the Registrant to satisfy the requirements of a reporting company were comparable with the prior year.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

ITEM 8A.          CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") as of December 31, 2003, have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

         Changes in Internal Controls. There were no significant changes in the Company's internal controls, or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a)      Identity of Officers and Directors

         During the fiscal year ended December 31, 2003, the Registrant had three (3) directors and two (2) officers as follows:


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

         At this time, the Company does not have an audit committee because the Company has not engaged in any business operations for at least the last three years. The Company's Board of Directors acts as the Company's audit committee. Similarly, the Company's Board of Directors has determined that the Company does not have an audit committee financial expert as defined under Securities and Exchange Commission rules.

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

         Based solely on review of the copies of such forms furnished to the Registrant, each of the Registrant's three (3) directors filed reports late. All three directors filed untimely Forms 5.

         Code of Ethics. The Company has not yet adopted a code of ethics. The Board of Directors anticipates that it will adopt a code of ethics upon identifying and negotiating with a business target for the merger of that entity with and into the Company, although there is no guarantee that the Company will be able to enter into such a transaction.

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth, as of March 18, 2004, certain information regarding the ownership of the Common Stock by (i) each person known by the Registrant to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of the Registrant's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of the Registrant's Executive Officers and Directors as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided. In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.



                                                               Amount and
                                                               Nature of
Name and Address                                               Beneficial                    Percentage of
of Beneficial Owner                                            Ownership                         Class

Pasquale Catizone (1) (3)
266 Cedar Street
Cedar Grove, NJ 07009                                          4,397,815                        25.08%

Carmine Catizone (2) (3)
10 1/2Walker Avenue
Morristown, NJ 07960                                           4,000,000                        22.82%

Robert L. Miller (4)
94 Anderson Avenue
Demarest, NJ 07627                                             3,000,000                        17.11%

Shawshank Holdings, Limited (5)
94 Anderson Avenue
Demarest, NJ 07627                                             3,000,000                        17.11%

Joseph Corforte
5465 Green Palms Street
Las Vegas, Nevada                                              1,000,000                         5.70%









Barbara Catizone
266 Cedar Street
Cedar Grove, NJ 07009                                          1,000,000                         5.70%

Robyn Conforth
266 Cedar Street
Cedar Grove, NJ 07009                                          1,850,000                        10.55%

Gina Conforth
266 Cedar Street
Cedar Grove, NJ 07009                                          1,000,000                         5.70%

Teresa Catizone
7 Logan Place
Morristown, NJ 07960                                           1,000,000                         5.70%

Raffaele Catizone
7 Logan Place
Morristown, NJ 07960                                           1,000,000                         5.70%

All Executive Officers and
Directors as a Group
of two persons                                                11,397,815 (6)(7)                 65.01%
---------------------------------------------------- ------------------------------  -----------------------------

(1) Includes: (a) 1,000,000 shares (6% of the class) held of record by Barbara Catizone, wife of Pasquale Catizone; and (b) an aggregate of 1,850,000 shares (11% of the class) held of record by Robyn Conforth, Mr. Catizone's adult step daughter that resides with him. Mr. Catizone disclaims beneficial ownership of the shares of the Registrant owned by his adult daughters.

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

         In January 2002, the Registrant conducted a private placement of 4,000,000 shares of its common stock. Of this amount, an aggregate of 1,850,000 shares, comprising 11% of the Registrant's then issued and outstanding shares, were purchased by Robyn and Gina Conforth, two step daughters of Pasquale Catizone, a director, executive officer, and principal stockholder of the Registrant. Robyn Conforth resides in the same household as Mr. Pasquale Catizone.

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

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits and Index Required.

         Exhibit No.       Description of Exhibit

         31                Certifications of President and Treasurer

         32 Certifications of President and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of fiscal
2003.


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

         The aggregate fees billed for the fiscal year ended December 31, 2003, for professional services rendered by Samuel Klein and Company, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2003 were $5,910.

(2) AUDIT-RELATED FEES

         The aggregate fees billed for the fiscal year ended December 31, 2003, for assurance and related services by Samuel Klein and Company, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2003 were $0.

(3) TAX FEES

         The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002, for professional services rendered by Samuel Klein and Company for tax compliance, tax advice, and tax planning, for those fiscal years were $600 and $600, respectively. Services provided included preparation of the federal and state tax returns for the corporation.

(4) ALL OTHER FEES

         The aggregate fees billed in each of the fiscal years ended December 31, 2003 and 2002, for products and services provided by Samuel Klein and Company other than those services reported above, for those fiscal years were $0 and $0, respectively.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

         Not applicable.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

         Not applicable.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


BAYNON INTERNATIONAL CORP.


By: /s/ Pasquale Catizone
    ---------------------------------------------------------------------------
Pasquale Catizone, President
(Principal Executive Officer)
Dated: March 22, 2004

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Pasquale Catizone
   ----------------------------------------------------------------------------
Pasquale Catizone,
President
(Principal Executive Officer)
Dated: March 22, 2004



By: /s/ Daniel Generelli
    --------------------------------------------------------------------------
Daniel Generelli,
Secretary, Treasurer
(Principal Financial Officer)
Dated: March 22, 2004


By: /s/ Robert L. Miller
    --------------------------------------------------------------------------
Robert L. Miller
Director
Dated:   March 29, 2004

                        BAYNON INTERNATIONAL CORPORATION

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Baynon International Corporation


We have audited the accompanying balance sheets of Baynon International Corporation (formerly Technology Associates Corporation) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baynon International Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                        /s/ Samuel Klein and Company
                                        SAMUEL KLEIN AND COMPANY



Newark, New Jersey
March 4, 2004

                        BAYNON INTERNATIONAL CORPORATION

     BALANCE SHEETS



                                                                                                        December 31,
ASSETS                                                                                         2003                    2002
-------------                                                                              -------------            ------------

Current Assets:
  Cash and cash equivalents                                                                $     44,517             $    59,400
                                                                                           -------------            ------------
        Total Current Assets                                                                     44,517                  59,400
                                                                                           -------------            ------------

Total Assets                                                                               $     44,517             $    59,400
                                                                                           =============            ============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued
    expenses                                                                               $      7,105             $     9,476
                                                                                           -------------            ------------
        Total Current Liabilities                                                                 7,105                   9,476
                                                                                           -------------            ------------

Total Liabilities                                                                                 7,105                   9,476
                                                                                           -------------            ------------

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares authorized, 17,532,692 shares issued and outstanding at December 31, 2003
    and December 31, 2002, respectively                                                          17,533                  17,533
  Additional paid-in capital                                                                    104,000                 104,000
  Retained earnings (deficit)                                                                   (84,121)                (71,609)
                                                                                           -------------            ------------
        Total Stockholders' Equity                                                               37,412                  49,924
                                                                                           -------------            ------------

Total Liabilities and Stockholders' Equity                                                 $     44,517             $    59,400
                                                                                           =============            ============
-------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS





                                                                                                  For the Years Ended
                                                                                                      December 31,
                                                                                          2003                        2002
                                                                                     ----------------            ----------------

Revenues                                                                             $       -                   $       -

Cost of Revenues                                                                              -                           -
                                                                                     ----------------            ----------------

Gross Profit                                                                                  -                           -
                                                                                     ----------------            ----------------

Other Costs:
  General and administrative expenses                                                         13,408                      19,488
                                                                                     ----------------            ----------------
        Total Other Costs                                                                     13,408                      19,488

Other Income and Expense:
  Interest income                                                                                896                       2,295
                                                                                     ----------------            ----------------

Net Loss before Income Taxes                                                                 (12,512)                    (17,193)

Income Taxes                                                                                   -                           -
                                                                                     ----------------            ----------------

Net Loss                                                                             $       (12,512)            $       (17,193)
                                                                                     ================            ================


Earnings (Loss) Per Share:
  Basic and diluted earnings (loss) per
    common share                                                                     $          0.00             $          0.00
                                                                                     ================            ================

  Basic and diluted weighted average
    common shares outstanding                                                             17,532,692                  16,860,470
                                                                                     ================            ================
--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                          Common Stock
                                         $.001 Par Value
                                    ------------------------------
                                                        Common          Additional        Retained           Total
                                        Number           Stock           Paid-In          Earnings       Stockholders'
                                      of Shares         Amount            Capital        (Deficit)            Equity

Balances, January 1, 2002               10,532,692    $    10,533      $     53,000     $    (54,416)   $         9,117

Common Shares Issued in Private
  Placements                             7,000,000          7,000            51,000           -                  58,000

Net Loss for the Year Ended
  December 31, 2002                        -               -                 -               (17,193)           (17,193)

                                    ---------------   ------------     -------------    -------------   ----------------
Balances, December 31, 2002             17,532,692         17,533           104,000          (71,609)            49,924

Net Loss for the Year Ended
  December 31, 2003                        -               -                 -               (12,512)           (12,512)
                                    ---------------   ------------     -------------    -------------   ----------------

Balances, December 31, 2003             17,532,692    $    17,533      $    104,000     $    (84,121)   $        37,412
                                    ===============   ============     =============    =============   ================
--------------------

The accompanying notes are an integral part of these financial statements.

               BAYNON INTERNATIONAL CORPORATION

             STATEMENTS OF CASH FLOWS





                                                                                                    For the Years Ended
                                                                                                         December 31,
                                                                                               2003                     2002
                                                                                           -------------            -------------


Cash Flows from Operating Activities:
  Net loss                                                                                 $    (12,512)            $    (17,193)

  Adjustments to reconcile net loss to net cash used in operating activities:
      (Decrease) increase in accounts payable
        and accrued expenses                                                                     (2,371)                   1,648
                                                                                           -------------            -------------

          Net cash used in operating activities                                                 (14,883)                 (15,545)
                                                                                           -------------            -------------

Cash Flows from Investing Activities                                                             -                        -
                                                                                           -------------            -------------

Cash Flows from Financing Activities:
  Issuance of common stock                                                                       -                       58,000
                                                                                           -------------            -------------

        Net cash provided by financing
          activities                                                                             -                       58,000
                                                                                           -------------            -------------

Net Increase (Decrease) in Cash and Cash Equivalents                                            (14,883)                  42,455

Cash and Cash Equivalents, beginning of year                                                     59,400                   16,945
                                                                                           -------------            -------------

Cash and Cash Equivalents, end of year                                                     $     44,517             $     59,400
                                                                                           =============            =============


Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                                               $       -                $       -
                                                                                           =============            =============
    Taxes                                                                                  $       -                $       -
                                                                                           =============            =============
--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003







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

Cash and Cash Equivalents

For financial statement purposes, short-term investments with an original maturity of ninety days or less and highly liquid investments are considered cash equivalents.

Use of Management's Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                        BAYNON INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)





1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS 128). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which include convertible debentures, stock options and warrants.

Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144). SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 requires that if events or changes in circumstances indicate that the cost of long-lived assets or asset groups may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value would be required. Long-lived assets or asset groups that meet the criteria in SFAS 144 as being held for disposal by sale are reflected at the lower of their carrying amount or fair market value, less costs to sell.

Comprehensive Income

The Company reports components of comprehensive income under the requirements of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS 130). This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity.

Exit or Disposal Activities

On January 1, 2003 the Company adopted Statement of Financial Accounting Standards No.146, "Accounting for Costs Associated with Exit of Disposal Activities," (SFAS 146). SFAS 146 addresses financial reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 had no impact on the Company's financial position or results of operations for the periods presented in these financial statements.

Recent Accounting Pronouncemnents

In December 2003 the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities including the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46 is effective for the Company beginning January 1, 2004. The Company does not expect this interpretation to have a significant impact on its future financial position or results of operations.

                        BAYNON INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," (SFAS 150). This statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that instruments that are redeemable upon liquidation or termination of an issuing subsidiary that has a limited life are considered to be mandatorily redeemable shares in the financial statements of the parent. Accordingly, those non-controlling interests are required to be classified as liabilities and recorded at settlement value by this standard. This statement was effective beginning July 1, 2003 and had no impact on the Company's financial position or results of operations for the year ended December 31, 2003 nor is it expected to have an impact in the future.

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," (SFAS 132). This statement revised employers' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS 132 about the plan assets, benefit obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. This statement is effective for fiscal years ending after December 15, 2003 and quarters beginning after that date. The Company adopted this statement in 2003 and it had no impact on its financial position or results of operations for that year, nor is it expected to have an impact in the future.


2. COMMON STOCK

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.001 per share, of which 17,532,692 shares were issued and outstanding at December 31, 2003 and 2002

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata in all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

On January 8, 2002, the Company issued 4,000,000 shares of common stock, $.001 par value and received net proceeds of $28,000. These shares were sold in a private placement without registration under Rule 506 of Regulation D and pursuant to exemptions contained in the Securities Act of 1933.

                        BAYNON INTERNATIONAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)


2. COMMON STOCK (continued)

On March 12, 2002, the Company issued 3,000,000 shares of common stock, $.001 par value and received proceeds of $30,000. These shares were sold in a private placement without registration under Rule 506 of Regulation D and pursuant to exemptions contained in the Securities Act. In connection with this sale the Company agreed to the following: (a) the Company would not issue any additional common stock, preferred stock or any warrants, rights or any securities convertible into common stock without the prior written consent of this investor; (b) the Company would reimburse this investor up to $1,000 for expenses incurred while conducting its due diligence investigation prior to this purchase; (c) this investor will be entitled to name an individual to the Board of Directors, as long as it owns at least eight percent (8%) of the issued and outstanding common stock of the Company and, (d) the Company will retain a securities counsel as specified by the investor. Pursuant to this agreement, the President of this investor was appointed a director of the Company on March 12, 2002.