Form 10QSB
period 2004-03-31
BAYNON INTERNATIONAL CORP
filed 2004-05-19
CIK 1089598

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from         to          .
                                                         --------   ---------

Commission file number     000-26653
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
Yes X   No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class    Common Stock, $0.001 par value
Outstanding at May 18, 2004:        17,532,692

                                          BAYNON INTERNATIONAL CORPORATION

Index                                                               Page No.


Part I    Financial Information

                  Item 1 Financial Statements:

          Balance Sheets - March 31, 2004, and December 31, 2003           3

          Statements of Operations - For the Three Months
          Ended March 31, 2004 and 2003                                    4

          Statements of Cash Flows - For the Three Months Ended
          March 31, 2004 and 2003                                          5

          Notes to Financial Statements                                    6

Item 2    Management's Discussion and Analysis or Plan of Operation        7

Item 3    Controls and Procedures                                          8

Part II   Other Information

Item 5    Other Information                                                8

Item 6    Exhibits and Reports on Form 8-K                                 8

                        BAYNON INTERNATIONAL CORPORATION

                                 BALANCE SHEETS





                                                                                         March 31,                December 31,
ASSETS                                                                                      2004                       2003
------                                                                                      ----                       ----
                                                                                        (Unaudited)                  (Audited)

Current Assets:
  Cash and cash equivalents                                                            $       38,021             $        44,517
                                                                                       ---------------            ----------------
        Total Current Assets                                                                   38,021                      44,517
                                                                                       ---------------            ----------------

Total Assets                                                                           $       38,021             $        44,517
                                                                                       ===============            ================



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued
    expenses                                                                           $       17,527             $         7,105
                                                                                       ---------------            ----------------
        Total Current Liabilities                                                              17,527                       7,105
                                                                                       ---------------            ----------------

Total Liabilities                                                                              17,527                       7,105
                                                                                       ---------------            ----------------

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 17,532,692  shares issued
   and outstanding at March 31, 2004 and
    December 31, 2003                                                                          17,533                      17,533
  Additional paid-in capital                                                                  104,000                     104,000
  Retained earnings (deficit)                                                                (101,039)                    (84,121)
                                                                                       ---------------            ----------------
        Total Stockholders' Equity                                                             20,494                      37,412
                                                                                       ---------------            ----------------

Total Liabilities and Stockholders' Equity                                             $       38,021             $        44,517
                                                                                       ===============            ================






--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                             For the Three Months Ended
                                                                                                       March 31,
                                                                                          2004                        2003
                                                                                     ----------------            ----------------

Revenues                                                                             $            -              $            -

Cost of Revenues                                                                                  -                           -
                                                                                     ----------------            ----------------

Gross Profit                                                                                      -                           -
                                                                                     ----------------            ----------------

Other Costs:
  General and administrative expenses                                                         17,037                       5,461
                                                                                     ----------------            ----------------
        Total Other Costs                                                                     17,037                       5,461

Other Income and Expense:
  Interest income                                                                                119                         335
                                                                                     ----------------            ----------------

Net Loss before Income Taxes                                                                 (16,918)                     (5,126)

Income Taxes                                                                                      -                           -
                                                                                     ----------------            ----------------

Net Loss                                                                             $       (16,918)            $        (5,126)
                                                                                     ================            ================


Earnings (Loss) Per Share:
  Basic and diluted earnings (loss) per
    common share                                                                     $            -              $            -
                                                                                     ================            ================

  Basic and diluted common shares
    outstanding                                                                           17,532,692                  17,532,692
                                                                                     ================            ================




--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                For the Three Months Ended
                                                                                                        March 31,
                                                                                               2004                     2003
                                                                                           -------------            -------------

Cash Flows from Operating Activities:
  Net loss                                                                                 $    (16,918)            $     (5,126)

  Adjustments to reconcile net loss to net cash used in operating activities:
      Increase in accounts payable
        and accrued expenses                                                                     10,422                    2,685
                                                                                           -------------            -------------

          Net cash used in operating activities                                                  (6,496)                  (2,441)
                                                                                           -------------            -------------

Cash Flows from Investing Activities                                                                 -                        -
                                                                                           -------------            -------------

Cash Flows from Financing Activities                                                                 -                        -
                                                                                           -------------            -------------

Net Decrease in Cash and Cash Equivalents                                                        (6,496)                  (2,441)

Cash and Cash Equivalents, beginning of period                                                   44,517                   59,400
                                                                                           -------------            -------------

Cash and Cash Equivalents, end of period                                                   $     38,021             $     56,959
                                                                                           =============            =============


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                                               $         -              $         -
                                                                                           =============            =============
    Income taxes                                                                           $         -              $         -
                                                                                           =============            =============








--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Baynon International Corporation (formerly known as Technology Associates Corporation and hereinafter referred to as the "Company"), was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking. On December 28, 1989, the Company reincorporated under the laws of the State of Nevada. The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board. The Company has not engaged in any business operations for at least the last two fiscal years and has no operations to date.

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

Variable Interest Entities

On January 1, 2004 the Company adopted Interpretation No. 46 (as revised in December, 2003), "Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities, including criteria for consideration in determining whether a variable interest entity should be consolidated. Adoption of this pronouncement had no impact on the Company's financial position at March 31, 2004, nor its results of operations for the three months then ended, nor is it expected to have an impact in the future.


2. INTERIM PRESENTATION

The December 31, 2003 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2004 and its results of operations and cash flows for the three months ended March 31, 2004 and 2003.

The statements of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

3. SUBSEQUENT EVENT

On April 27, 2004 the Company filed with the Securities and Exchange Commission ("SEC') a Form S-2 registration statement to register for sale to the public 17,532,692 shares of common stock, which comprises all of the issued and outstanding stock of the Company. As of the date of filing of this quarterly report on Form 10-QSB, this registration statement had not been declared effective by the SEC.

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

         Liquidity and Capital Resources

         At March 31, 2004, the Company had a cash balance of $38,021 which represents a $6,496 decrease from the $44,517 balance at December 31, 2003. This $6,496 decrease was the result of cash used in operations. The Company's working capital position at March 31, 2004, was $20,494 as compared to its position at December 31, 2003, of $37,412.

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

Results of Operations

Three Months Ended March 31, 2004, compared to Three Months Ended March 31, 2003

Net income (loss)

         Net loss for the three months ended March 31, 2004, was $16,918 compared with $5,126 for the comparable period in 2003. The increase in net loss of $11,792 for the three months ended March 31, 2004, compared to the same period in 2003 was primarily due to legal fees incurred in the three months ended March 31, 2004 related to the preparation and filing on April 27, 2004 of a Form S-2 registration statement. (See Part II, Item 5 of this Form 10-QSB).


Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of the end of the period covered by this quarterly report. Based on that evaluation, they have concluded that our current disclosure controls and procedures are effective in providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II.          Other Information

Item 5.  Other Information

         On April 27, 2004 the Company filed with the Securities and Exchange Commission ("SEC') a registration statement on Form S-2 to register for resale by certain of the Company's shareholders up to 17,532,692 shares of the Company's common stock, which comprises all of the issued and outstanding stock of the Company. The Company will not receive any proceeds of the sales of the stock. As of the date of this report, the registration statement had not been declared effective by the SEC.

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

                        BAYNON INTERNATIONAL CORPORATION
                        Registrant


Date: May 19, 2004      By: /s/ Pasquale Catizone
                           ----------------------------------------------------
                           Pasquale Catizone, President and Chairman
                           (on behalf of the registrant)