Form 10QSB
period 2004-09-30
BAYNON INTERNATIONAL CORP
filed 2004-10-29
CIK 1089598

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

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
Yes X   No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class    Common Stock, $0.001 par value
Outstanding at October 26, 2004:   17,532,692

                        BAYNON INTERNATIONAL CORPORATION

Index                                                                 Page No.


Part I  Financial Information

                Item 1 Financial Statements:

        Balance Sheets - September 30, 2004, and December 31, 2003      3

        Statements of Operations - For the Three and Nine Months
        Ended September 30, 2004 and 2003                               4

        Statements of Cash Flows - For the Nine Months Ended
        September 30, 2004 and 2003                                     5

        Notes to Financial Statements                                   6

Item 2  Management's Discussion and Analysis or Plan of Operation       8

Item 3  Controls and Procedures                                         9

Part II Other Information

Item 5  Other Information                                               9

Item 6  Exhibits and Reports on Form 8-K                                9

                        BAYNON INTERNATIONAL CORPORATION

                                 BALANCE SHEETS





                                                                                          September 30,           December 31,
ASSETS                                                                                        2004                     2003
------                                                                                        ----                     ----
                                                                                           (Unaudited)               (Audited)

Current Assets:
  Cash and cash equivalents                                                             $          21,879         $        44,517
                                                                                        ------------------        ----------------
        Total Current Assets                                                                       21,879                  44,517
                                                                                        ------------------        ----------------

Total Assets                                                                            $          21,879         $        44,517
                                                                                        ==================        ================



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued
    expenses                                                                            $           7,614         $         7,105
                                                                                        ------------------        ----------------
        Total Current Liabilities                                                                   7,614                   7,105
                                                                                        ------------------        ----------------

Total Liabilities                                                                                   7,614                   7,105
                                                                                        ------------------        ----------------

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares authorized, 17,532,692 shares issued and outstanding at September 30, 2004 and
    December 31, 2003                                                                              17,533                  17,533
  Additional paid-in capital                                                                      104,000                 104,000
  Retained earnings (deficit)                                                                    (107,268)                (84,121)
                                                                                        ------------------        ----------------
        Total Stockholders' Equity                                                                 14,265                  37,412
                                                                                        ------------------        ----------------

Total Liabilities and Stockholders' Equity                                              $          21,879         $        44,517
                                                                                        ==================        ================

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                   For the Three Months Ended                 For the Nine Months Ended
                                                          September 30,                              September 30,
                                                   2004                 2003                  2004                 2003
                                               --------------       --------------        --------------       --------------

Revenues                                       $        -           $        -            $        -           $        -

Cost of Revenues                                        -                    -                     -                    -
                                               --------------       --------------        --------------       --------------

Gross Profit                                            -                    -                     -                    -
                                               --------------       --------------        --------------       --------------

Other Costs:
  General and administrative expenses                  2,799                1,691                23,409                8,279
                                               --------------       --------------        --------------       --------------
        Total Other Costs                              2,799                1,691                23,409                8,279

Other Income and Expense:
  Interest income                                         63                  175                   262                  748
                                               --------------       --------------        --------------       --------------

Net Loss before Income Taxes                          (2,736)              (1,516)              (23,147)              (7,531)

Income Taxes                                            -                    -                     -                    -
                                               --------------       --------------        --------------       --------------

Net Loss                                       $      (2,736)       $      (1,516)        $     (23,147)       $      (7,531)
                                               ==============       ==============        ==============       ==============


Earnings (Loss) Per Share:
  Basic and diluted earnings (loss) per
    common share                               $        -           $        -            $        -           $        -
                                               ==============       ==============        ==============       ==============

  Basic and diluted common shares
    outstanding                                   17,532,692           17,532,692            17,532,692           17,532,692
                                               ==============       ==============        ==============       ==============




--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                 For the Nine Months Ended
                                                                                                       September 30,
                                                                                               2004                     2003
                                                                                           -------------            -------------

Cash Flows from Operating Activities:
  Net loss                                                                                 $    (23,147)            $     (7,531)

  Adjustments to reconcile net loss to net cash used in operating activities:
      (Decrease) increase in accounts payable
        and accrued expenses                                                                        509                   (5,475)
                                                                                           -------------            -------------

          Net cash used in operating activities                                                 (22,638)                 (13,006)
                                                                                           -------------            -------------

Cash Flows from Investing Activities                                                               -                        -
                                                                                           -------------            -------------

Cash Flows from Financing Activities:                                                              -                        -
                                                                                           -------------            -------------

Net Decrease in Cash and Cash Equivalents                                                       (22,638)                 (13,006)

Cash and Cash Equivalents, beginning of period                                                   44,517                   59,400
                                                                                           -------------            -------------

Cash and Cash Equivalents, end of period                                                   $     21,879             $     46,394
                                                                                           =============            =============


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                                               $       -                $       -
                                                                                           =============            =============
    Income taxes                                                                           $       -                $       -
                                                                                           =============            =============








--------------------

The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004




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


2. INTERIM PRESENTATION

The December 31, 2003 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2004, its results of operations for the three months and nine months ended September 30, 2004 and 2003, and its cash flows for the nine months ended September 30, 2004 and 2003.

The statements of operations for the three months and nine months ended September 30, 2004 and 2003 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

                        BAYNON INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (continued)


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

         Liquidity and Capital Resources

   At September 30, 2004, the Company had a cash balance of $21,879 which represents a $22,638 decrease from the $44,517 balance at December 31, 2003. This $22,638 decrease was the result of cash used in operations. The Company's working capital position at September 30, 2004, was $14,265 as compared to its position at December 31, 2003, of $37,412.

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

Results of Operations

Three Months Ended September 30, 2004, compared to Three Months Ended September 30, 2003

Net income (loss)

         Net loss for the three months ended September 30, 2004, was $2,736 compared with $1,516 for the comparable period in 2003. The increase in net loss of $1,220 for the three months ended June 30, 2004, compared to the same period in 2003 was primarily due to higher legal fees incurred in the three months ended September 30, 2004 in connection with meeting the Company's reporting obligations as a public entity.

Nine Months Ended  September  30,  2004,  compared to Nine Months Ended June 30,
2003

  Net income (loss)

         Net loss for the nine months ended September 30, 2004 was $23,147 compared with $7,531 for the comparable period in 2003. The increase in net loss of $15,616 for the nine months ended September 30, 2004 compared to same period in 2003 was primarily due to legal fees incurred related to the preparation and filing on April 27, 2004 of a registration statement on Form S-2 to register for sale 17,532,692 shares of common stock.

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

                                    BAYNON INTERNATIONAL CORPORATION
                                    Registrant


Date: October 27, 2004         By: /s/ Pasquale Catizone
                                    -------------------------------------------
                                    Pasquale Catizone, President and Chairman
                                    (on behalf of the registrant)