Form 10KSB
period 2004-12-31
BAYNON INTERNATIONAL CORP
filed 2005-03-24
CIK 1089598

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                      [X] ANNUAL REPORT PURSUANT TO SECTION
                          13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004
                                       Or
   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 ( NO FEE REQUIRED)

     For the transition period from __________________ to _________________

                           Commission File No. 0-4006

                           BAYNON INTERNATIONAL CORP.
                 (Name of Small Business Issuer in Its Charter)

        Nevada                                      88-0285718
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

         The aggregate market value of the voting and non-voting common equity of the Registrant held by non- affiliates of the Registrant as of March 14, 2005, was approximately $61,348.77. (1)

(1) As there has been no trading market for the Registrant's Common Stock for at least the last two years, the per share value of $.01 was estimated based upon private placements by the Registrant consummated in January and March 2002.

As of March 14, 2005, the Registrant had 17,532,692 shares of Common Stock outstanding.

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

         (a)      Liquidity and Capital Resources

         At December 31, 2004, the Registrant had a cash balance of $16,354, which represents a $28,153 decrease from the $44,517 balance at December 31, 2003. This decrease was primarily the result of the cash used in operating activities which were expenses incurred primarily to enable the Registrant to satisfy the requirements of a reporting company. The Registrant's working capital position at December 31, 2004 was $11,764 as compared to a December 31, 2003 balance of $37,412.

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

         (b) Results of Operations for the Year Ended December 31, 2004, Compared to the Year Ended December 31, 2003

         The Registrant incurred a loss of $25,648 in the current year versus a loss of $12,512 in the prior year. Interest income decreased $580 to $316 primarily due to lower cash balances. General and administrative expenses were $25,964 compared to $13,408 in the prior year, an increase of $12,556. General and administrative expenses were incurred primarily to enable the Registrant to satisfy the requirements of a reporting company. Such expenses were higher primarily as a result of the Registrant filing a Form S-2 during the year ended December 31, 2004.

         During the current and prior year, the Registrant did not record an income tax benefit due to the uncertainty associated with the Registrant's ability to merge with an operating company, which might permit the Registrant to avail itself of those advantages.

         (c) Results of Operations for the Year Ended December 31, 2003, Compared to the Year Ended December 31, 2002

         The Registrant incurred a loss of $12,512 in 2003 versus a loss of $17,193 in 2002. Interest income decreased $1,399 to $896 primarily due to lower cash balances and lower interest rates. General and administrative expenses were $13,408 compared to $19,488 in the prior year, a decrease of $6,080. General and administrative expenses were incurred primarily to enable the Registrant to satisfy the requirements of a reporting company. Such expenses were lower primarily due to the absence in the year ended December 31, 2003 of expenses related to private placements of securities.

         During the current and prior year, the Registrant did not record an income tax benefit due to the uncertainty associated with the Registrant's ability to merge with an operating company, which might permit the Registrant to avail itself of those advantages.

ITEM 7.           FINANCIAL STATEMENTS

         The Company's financial statements and associated notes are set forth on pages F-1 through F-10.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Resignation of Certifying Accountant

         On January 19, 2005, Samuel Klein and Company ("Samuel Klein") resigned as the Company's independent public accountants.

         Samuel Klein's reports on the Company's financial statements for the fiscal years ended December 31, 2003 and 2002 (the last fiscal year for which a report was filed), did not contain an adverse opinion or a disclaimer of opinion. There was no qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2002 and 2003, and the subsequent interim period preceding Samuel Klein's resignation on January 19, 2005, there were no disagreements with Samuel Klein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Samuel Klein, would have caused them to make a reference to the subject matter of the disagreements in connection with its report. No disagreements have arisen in the period since the date of Samuel Klein's resignation.

         None of the reportable events described under Item 304(a)(1)(iv)(A) of Regulation S-B occurred during the two most recent fiscal years or within the interim period through the date of the Current Report filed on February 1, 2005.

         The Company has provided Samuel Klein with a copy of the foregoing disclosures. A letter from Samuel Klein addressed to the Securities and Exchange Commission pursuant to Regulation S-B, Item 304(a)(3) was included as Exhibit 16 to the Current Report on Form 8-K/A filed with the Commission on February 1, 2005.

         Prior to the resignation of Samuel Klein, the Company had not engaged a new accountant either as the principal accountant to audit the Company's financial statements or as the auditor of a significant subsidiary.

Engagement of New Certifying Accountant

         On January 21, 2005, the Company engaged Rotenberg, Meril, Solomon, Bertiger & Gutilla, P.C. ("RMSB&G") as the Company's new certifying accountant. The Company does not have an audit committee. The Company's Board of Directors approved the appointment of RMSB&G.

         Prior to the Company's appointment of RMSB&G, the Company had no prior relationship with RMSB&G or any of its members. The Company had not consulted RMSB&G on any matters prior to the engagement of RMSB&G on January 21, 2005.

ITEM 8A.          CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") as of December 31, 2004, have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

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


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a)      Identity of Officers and Directors

         During the fiscal year ended December 31, 2004, the Registrant had three (3) directors and two (2) officers as follows:


Name (3)                               Age             Positions and Offices Held           Director Since
--------                               ---             --------------------------           ----------------

Pasquale Catizone                      63              President, Director                  May 1998

Daniel Generelli                       40              Secretary, Treasurer,
                                                       Director                             October 1, 2001

Robert L. Miller                       47              Director                             March 12, 2002



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

     Robert L. Miller. Mr. Miller joined the Company's Board of Directors on March 12, 2002. Since June 1995, he has been President of Trippoak Advisors, Inc., and President of The Trippoak Group, Inc. (since May 2002), where he has worked as a consultant and private investor. Since May 1999, he has also been Chairman of DM Management, LLC, where he has worked as an investment advisor. He
is  currently  on  the  board  of  directors  of  Auxilio,   Inc.   (formerly
ePerception, Inc.), a reporting company under the Securities Exchange Act of 1934.

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth, as of March 14, 2005, certain information regarding the ownership of the Common Stock by (i) each person known by the Registrant to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of the Registrant's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of the Registrant's Executive Officers and Directors as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty
(60) days of the date as of which the information is provided. In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.



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

Carmine Catizone (2) (3)
10 1/2 Walker Avenue
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


(1) Includes: (a) 1,000,000 shares (6% of the class) held of record by Barbara Catizone, wife of Pasquale Catizone; and (b) an aggregate of 1,850,000 shares (11% of the class) held of record by Robyn Conforth, Mr. Catizone's adult step daughter. Mr. Catizone disclaims beneficial ownership of the shares of the Registrant owned by his adult daughters.

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

         (a) Exhibits and Index Required.

         Exhibit No.       Description of Exhibit

         31                Certifications of President and Treasurer

         32 Certifications of President and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of fiscal
2004.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

         The aggregate fees billed for the fiscal years ended December 31, 2004 and 2003, for professional services rendered by Samuel Klein and Company, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $5,455 and 5,705, respectively.

         The aggregate fees billed for the fiscal year ended December 31, 2004, for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Gutilla, P.C. ("RMSB&G"), for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2004, were $0.

(2) AUDIT-RELATED FEES

         The aggregate fees billed for the fiscal years ended December 31, 2004 and 2003, for assurance and related services by Samuel Klein and Company, that are reasonably related to the performance of the audit or review of the registrant's financial statements for those fiscal years were $0 and $0.

         The aggregate fees billed for the fiscal year ended December 31, 2004, for assurance and related services by RMSB&G, that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $0.

(3) TAX FEES

         The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003, for professional services rendered by Samuel Klein and Company for tax compliance, tax advice, and tax planning, for those fiscal years were $725 and $600, respectively. Services provided included preparation of the federal and state tax returns for the corporation.

         The aggregate fees billed for each of the fiscal years ended December 31, 2004, for professional services rendered by RMSB&G for tax compliance, tax advice, and tax planning, for that fiscal year were $0.

(4) ALL OTHER FEES

         The aggregate fees billed in each of the fiscal years ended December 31, 2004 and 2003, for products and services provided by Samuel Klein and Company other than those services reported above, for those fiscal years were $0 and $0, respectively.

         The aggregate fees billed in each of the fiscal years ended December 31, 2004, for products and services provided by RMSB&G other than those services reported above, for that fiscal year were $0.

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


BAYNON INTERNATIONAL CORP.


By: /s/ Pasquale Catizone
    ---------------------
Pasquale Catizone, President
(Principal Executive Officer)
Dated: March 23, 2005

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ Pasquale Catizone
   ----------------------
Pasquale Catizone,
President
(Principal Executive Officer)
Dated: March 23, 2005



By: /s/ Daniel Generelli
    --------------------
Daniel Generelli,
Secretary, Treasurer
(Principal Financial Officer)
Dated: March 23, 2005


By: /s/ Robert L. Miller
    --------------------
Robert L. Miller
Director
Dated:   March 23, 2005

                        BAYNON INTERNATIONAL CORPORATION

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

                        BAYNON INTERNATIONAL CORPORATION

                          INDEX TO FINANCIAL STATEMENTS



                                                                          Page


INDEPENDENT AUDITORS' REPORTS                                       F-1 and F-2

FINANCIAL STATEMENTS:

   Balance Sheets                                                        F-3

   Statements of Operations                                              F-4

   Statement of Changes in Stockholders' Equity                          F-5

   Statements of Cash Flows                                              F-6

   Notes to Financial Statements                                         F-7

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Baynon International Corporation

We have audited the accompanying balance sheet of Baynon International Corporation (formerly Technology Associates Corporation) (the "Company") as of December 31, 2004, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2003 and for the year then ended were audited by other auditors whose report dated March 4, 2004 expressed on unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.


Saddle Brook, New Jersey
March 8, 2005

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Baynon International Corporation

We have audited the accompanying balance sheet of Baynon International Corporation (formerly Technology Associates Corporation) as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baynon International Corporation as of December 31, 2003 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                      /s/ Samuel Klein and Company
                                       SAMUEL KLEIN AND COMPANY


Newark, New Jersey
March 4, 2004

          BAYNON INTERNATIONAL CORP.
          BALANCE SHEETS
          DECEMBER 31, 2004 AND 2003



                                                             2004                  2003
                                                          ----------            ----------
              ASSETS

Current Assets:
Cash and cash equivalents                                 $  16,364             $  44,517
                                                          ----------            ----------

Total Current Assets                                         16,364                44,517
                                                          ----------              --------

Total Assets                                              $  16,364             $  44,517
                                                          ==========            ==========


           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses                     $   4,600             $   7,105
                                                          ----------            ----------

Total Current Liabilities                                     4,600                 7,105
                                                          ----------            ----------

Total Liabilities                                             4,600                 7,105
                                                          ----------            ----------

Stockholders' Equity:
Common stock, $.001 par value, 50,000,000 shares
authorized, 17,532,692 shares issued and
outstanding at December 31, 2004 and 2003                    17,533                17,533
Additional paid-in capital                                  104,000               104,000
Accumulated deficit                                        (109,769)              (84,121)
                                                          ----------            ----------

Total Stockholders' Equity                                   11,764                37,412
                                                          ----------            ----------

Total Liabilities and Stockholders' Equity                $  16,364             $  44,517
                                                          ==========            ==========










      The accompanying notes are an integral part of these financial statements

                           BAYNON INTERNATIONAL CORP.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003




                                                                2004                  2003
                                                                -----------            ----------

Revenues                                                        $        -             $        -

Cost of Revenues                                                         -                      -
                                                                -----------            ----------

Gross Profit                                                             -                      -
                                                                -----------            ----------

Other Costs:
     General and administrative expenses                            25,964                 13,408
                                                                -----------            ----------

Operating loss                                                     (25,964)               (13,408)

Other Income:
     Interest income                                                   316                    896
                                                                -----------            ----------

Net Loss                                                        $  (25,648)            $  (12,512)
                                                                ===========            ==========



Earnings (loss) per share:
Basic and diluted earnings (loss)
per share                                                       $     0.00             $     0.00
                                                                ===========            ==========

Basic and diluted weighted average
common shares outstanding                                       17,532,692             17,532,692
                                                                ===========            ==========








    The accompanying notes are an integral part of these financial statements

                           BAYNON INTERNATIONAL CORP.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003




                                                       Common Stock
                                                     $.001 Par Value
                                              -------------------------------
                                                                    Common         Additional
                                                     Number          Stock           Paid-in      Accumulated
                                                   of Shares        Amount          Capital        Deficit         Total
                                                  -----------      ---------       ----------     -----------     --------
Balance - January 1, 2003                          17,532,692      $  17,533       $  104,000      $ (71,609)     $ 49,924

Net loss for the year ended
  December 31, 2003                                        -              -                -         (12,512)      (12,512)
                                                  -----------      ---------       ----------     -----------     --------

Balance - December 31, 2003                        17,532,692         17,533          104,000        (84,121)       37,412

Net loss for the year ended
   December 31, 2004                                       -              -                -         (25,648)      (25,648)
                                                  -----------      ---------       ----------     -----------     --------

Balance - December 31, 2004                        17,532,692      $  17,533       $  104,000     $ (109,769)     $ 11,764
                                                  ===========      =========       ==========     ===========     ========



         The accompanying notes are an integral part of these financial statements.

                           BAYNON INTERNATIONAL CORP.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003




                                                                            2004               2003
                                                                          ----------         ----------

Cash Flows from Operating Activities:
Net loss                                                                  $ (25,648)         $ (12,512)
Adjustments to reconcile net loss to net cash used
in operating activities:
Decrease in accounts payable                                                 (2,505)            (2,371)
                                                                          ----------         ----------

Net cash used in operating activities                                       (28,153)           (14,883)
                                                                          ----------         ----------

Cash Flows from Investing Activities                                             -                  -
                                                                                 --                 -

Cash Flows from Financing Activities                                             -                  -
                                                                                 --                 -

Net Decrease in Cash and Cash Equivalents                                   (28,153)           (14,883)

Cash and Cash Equivalents - beginning of year                                44,517             59,400
                                                                          ----------         ----------

Cash and Cash Equivalents - end of year                                   $  16,364           $ 44,517
                                                                          ==========         ==========



Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest                                                                  $      -           $      -
                                                                          ==========         ==========
Taxes                                                                     $      -           $      -
                                                                          ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                           BAYNON INTERNATIONAL CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004



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

     Cash Equivalents

     For financial statement purposes, short-term investments with an original maturity of ninety days or less and highly liquid investments are considered cash equivalents. Cash equivalents consist of a money market account.

     Use of Management's Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income Taxes

     The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are exp[ected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                           BAYNON INTERNATIONAL CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004



1.       THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Earnings (Loss) Per Share

     The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and diluted common equivalent shares outstanding, which includes convertible debentures, stock options and warrants.

     Recently Issued Accounting Standards

     In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46, as revised, is effective for the Company in the third quarter of fiscal 2004. The adoption of Interpretation No. 46 had no impact on the Company's results of operations for the year ended December 31, 2004, or its financial condition at that date, nor is it expected to have a significant impact in the future.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). SFAS 123(R) requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. This SFAS is effective for most public companies for interim and annual reporting periods beginning after June 15, 2005. Grant-date fair value will be determined using one of two acceptable valuation models. This Standard requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period; while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled. The Standard also provides guidance as to the accounting treatment for income taxes related to such compensation costs, as well as transition issues related to adopting the new Standard. The adoption of SFAS No. 123(R) had no impact on the Company's results of operations for the year ended December 31, 2004, or its financial condition at that date, nor is it expected to have a significant impact in the future.

     In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets an amendment of APB Opinion No. 29." This Statement precludes companies from using the "similar productive assets" criteria to account for non-monetary exchanges at book value with no gain or loss being recognized. Effective for fiscal periods beginning after June 15, 2005, all companies will be required to use fair value for most non-monetary exchanges, recognizing gain or loss, if the transaction meets commercial, substance criteria. The Company does not expect this Standard to have a significant impact on its current financial statements.

                           BAYNON INTERNATIONAL CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


1.       THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recently Issued Accounting Standards (Continued)

     In November 2004, the FASB issued Statement No. 151, "Inventory Costs, an amendment of ARB 43, Chapter 4" ("SFAS 151"), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). ARB 43 allowed some of these "abnormal costs" to be carried as inventory, whereas the new Standard requires that these costs be expensed as incurred. This Statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect this Standard to have a significant impact on its current financial statements.

     In December 2004, the FASB issued FSP FAS 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the "Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" to provide accounting guidance on the appropriate treatment of tax benefits generated by the enactment of the Act. The FSP requires that the manufacturer's deduction be treated as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The Company is awaiting final tax regulations from the IRS before completing its assessment of the impact of adopting FSP FAS 109-1 on its current financial statements.

2. COMMON STOCK

     The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.001 per share, of which 17,532,692 shares were issued and outstanding at December 31, 2004 and 2003.

     Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata in all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversions or redemption rights or sinking fund provisions with respect to the common stock.

3. INCOME TAXES

     The component of deferred tax assets at December 31, is as follows:

                                                 2004              2003
                                              ----------        ----------
         Net operating loss carryforwards     $  30,600         $  28,300
         Less:  Valuation allowance             (30,600)          (28,300)
                                              ----------        ----------

                                              $       -         $       -
                                              ==========        ==========

                           BAYNON INTERNATIONAL CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004



      3. INCOME TAXES (Continued)

A 100% valuation allowance was provided at December 31, 2004 and 2003 as it is uncertain if the above item would be utilized.

At December 31, 2004, the Company has unused federal net operating loss carryforwards of approximately $106,000 expiring between 2018 and 2024 and unused New Jersey net operating loss carryforwards of approximately $104,000 expiring between 2005 and 2013.