Form 10QSB
period 2005-03-31
BAYNON INTERNATIONAL CORP
filed 2005-04-28
CIK 1089598

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from           to        .
                                                        ----------   ---------

Commission file number     000-26653
                           --------------

                        BAYNON INTERNATIONAL CORPORATION
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                      88-0285718
          -----------                                 ----------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                  266 Cedar Street,                           07009
                  Cedar Grove, New Jersey                     (Zip Code)
         (Address of principal executive offices)

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
Yes X   No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class    Common Stock, $0.001 par value
Outstanding at April 27, 2005:      17,532,692

                        BAYNON INTERNATIONAL CORPORATION

Index                                                                                                      Page No.


Part I            Financial Information

                          Item 1 Financial Statements:

                  Balance Sheets - March 31, 2005 (Unaudited) and December 31, 2004 (audited)                     3

                  Unaudited Statements of Operations - For the Three Months
                  Ended March 31, 2005 and 2004                                                                   4

                  Unaudited Statements of Cash Flows - For the Three Months Ended
                  March 31, 2005 and 2004                                                                         5

                  Notes to Financial Statements                                                                   6

Item 2            Management's Discussion and Analysis or Plan of Operation                                       7

Item 3            Controls and Procedures                                                                         8

Part II           Other Information

Item 6            Exhibits and Reports on Form 8-K                                                                8

                           BAYNON INTERNATIONAL CORP.

                                 BALANCE SHEETS

                                                                                           MARCH 31,          DECEMBER 31,
                                                                                              2005                2004
                                                                                        -----------------  -------------------
                                                                                          (UNAUDITED)           (AUDITED)

   ASSETS

Current Assets:
     Cash and cash equivalents                                                          $         11,620   $           16,364
                                                                                        -----------------  -------------------

              Total Current Assets                                                                11,620               16,364
                                                                                        -----------------  -------------------

Total Assets                                                                            $         11,620   $           16,364
                                                                                        =================  ===================


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                              $          4,150   $            4,600
                                                                                        -----------------  -------------------

              Total Current Liabilities                                                            4,150                4,600
                                                                                        -----------------  -------------------

Total Liabilities                                                                                  4,150                4,600
                                                                                        -----------------  -------------------

Stockholders' Equity:
     Common stock, $.001 par value, 50,000,000 shares
         authorized, 17,532,692 shares issued and
         outstanding at March 31, 2005 and December 31, 2004                                      17,533               17,533
     Additional paid-in capital                                                                  104,000              104,000
     Accumulated Deficit                                                                        (114,063)            (109,769)
                                                                                        -----------------  -------------------

              Total Stockholders' Equity                                                           7,470               11,764
                                                                                        -----------------  -------------------

Total Liabilities and Stockholders' Equity                                              $         11,620   $           16,364
                                                                                        =================  ===================









    The accompanying notes are an integral part of these financial statements.

                           BAYNON INTERNATIONAL CORP.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                   (UNAUDITED)

                                                                                2005                  2004
                                                                           ----------------      ----------------

Revenues                                                                   $             -       $             -

Cost of Revenues                                                                         -                     -
                                                                           ----------------      ----------------

Gross Profit                                                                             -                     -
                                                                           ----------------      ----------------

Other Cost:
     General and administrative expenses                                             4,350                17,037
                                                                           ----------------      ----------------

Operating Loss                                                                      (4,350)              (17,037)

Other Income:
     Interest income                                                                    56                   119
                                                                           ----------------      ----------------

Net Loss                                                                   $        (4,294)      $       (16,918)
                                                                           ================      ================



Earnings (loss) per share:
Basic and diluted earnings (loss)
per share                                                                  $          0.00       $          0.00
                                                                           ================      ================

Basic and diluted weighted average
common shares outstanding                                                       17,532,692            17,532,692
                                                                           ================      ================









    The accompanying notes are an integral part of these financial statements.

                           BAYNON INTERNATIONAL CORP.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                   (UNAUDITED)


                                                                                2005              2004
                                                                           ----------------  ---------------

Cash Flows from Operating activities:

Net Loss                                                                   $        (4,294)  $      (16,918)
Adjustments to reconcile net loss to net cash used
  in operating activities:
   (Decrease) Increase in accounts payable and
       accrued expenses                                                               (450)          10,422
                                                                           ----------------  ---------------

          Net cash used in operating activities                                     (4,744)          (6,496)
                                                                           ----------------  ---------------

Cash Flows from Investing Activities                                                     -                -
                                                                           ----------------  ---------------

Cash Flows from Financing Activities                                                     -                -
                                                                           ----------------  ---------------

Decrease in Cash and Cash Equivalents                                               (4,744)          (6,496)

Cash and Cash Equivalents, beginning of period                                      16,364           44,517
                                                                           ----------------  ---------------

Cash and Cash Equivalents, end of period                                   $        11,620   $       38,021
                                                                           ================  ===============


Supplemental Disclosures of Cash Flow Information:

    Cash paid during year for:
              Interest                                                     $             -   $            -
                                                                           ================  ===============

              Taxes                                                        $             -   $            -
                                                                           ================  ===============










   The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Baynon International Corporation (formerly known as Technology Associates Corporation and hereinafter referred to as the "Company", was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking. On December 28, 1989, the Company reincorporated under the laws of the State of Nevada. The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board. The Company has not engaged in any business operations for at least the last three fiscal years and has no operations to date.

The Company will attempt to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or wish to contribute assets to the Company rather than merge. No assurance can be given that the Company will be successful in identifying or negotiating with any target company. The Company provides a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified for trading in the United States secondary market.

Earning (Loss) Per Share

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earning Per Share". Basic earnings per share is computed by diving income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants.

2. INTERIM PRESENTATION

The December 31, 2004 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2005, its results of operations for the three months ended March 31, 2005 and 2004 and its cash flows for the three months ended March 31, 2005 and 2004.

The statements of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2004.

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

         Liquidity and Capital Resources

         At March 31, 2005, the Company had a cash balance of $11,620 which represents a $4,744 decrease from the $16,364 balance at December 31, 2004. The decrease was the result of cash used in operations. The Company's working capital position at March 31, 2005 was $1,070 as compared to its position at December 31, 2004 of $11,764.

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

Results of Operations

Three Months Ended March 31, 2005, compared to Three Months Ended March 31, 2004

Net income (loss)

         Net loss for the three months ended March 31, 2005, was $10,694 compared with $17,037 for the comparable period in 2004. The decrease in the net loss of $6,223 for the three months ended March 31, 2005, compared to the same period in 2004 was primarily due to legal fees incurred in 2004 related to the preparation and filing on April 27, 2004 of a Form S-2 registration statement.


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

Item 6.  Exhibits

         (a)      Exhibits

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

                                  BAYNON INTERNATIONAL CORPORATION
                                  Registrant


Date: April 27, 2005     By:      /s/ Pasquale Catizone
                                       ------------------------------------
                                       Pasquale Catizone, President and Chairman
                                       (on behalf of the registrant)