Form 10QSB
period 2005-06-30
BAYNON INTERNATIONAL CORP
filed 2005-08-11
CIK 1089598

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from             to                .
                                        ------------   ---------------

Commission file number     000-26653
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
Yes X   No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class    Common Stock, $0.001 par value
Outstanding at August 9, 2005:      17,532,692

                        BAYNON INTERNATIONAL CORPORATION

Index                                                                   Page No.


Part I    Financial Information

                  Item 1 Financial Statements:

          Balance Sheets - June 30, 2005 (Unaudited) and December
                31, 2004 (audited)                                            3

          Unaudited Statements of Operations - For the Six and Three Months
          Ended June 30, 2005 and 2004                                        4

          Unaudited Statements of Cash Flows - For the Six Months Ended
          June 30, 2005 and 2004                                              5

          Notes to Financial Statements                                       7

Item 2    Management's Discussion and Analysis or Plan of Operation           8

Item 3    Controls and Procedures                                             9

Part II   Other Information

Item 6    Exhibits and Reports on Form 8-K                                    9

                           BAYNON INTERNATIONAL CORP.
                                 BALANCES SHEETS


                                                                                      JUNE 30,            DECEMBER 31,
                                                                                        2005                  2004
                                                                                 -------------------   -------------------
                                                                                     UNAUDITED              AUDITED

   ASSETS

Current Assets:
     Cash and cash equivalents                                                   $           7,027     $          16,364
                                                                                 -------------------   -------------------

              Total Current Assets                                                           7,027                16,364
                                                                                 -------------------   -------------------

Total Assets                                                                     $           7,027     $          16,364
                                                                                 ===================   ===================


            LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                       $          12,300     $           4,600
                                                                                 -------------------   -------------------

              Total Current Liabilities                                                     12,300                 4,600
                                                                                 -------------------   -------------------

Total Liabilities                                                                           12,300                 4,600
                                                                                 -------------------   -------------------

Stockholders' (Deficiency) Equity:
     Common stock, $.001 par value, 50,000,000 shares
         authorized, 17,532,692 shares issued and
         outstanding at June 30, 2005 and December 31, 2004                                  17,533                17,533
     Additional paid-in capital                                                             104,000               104,000
     Accumulated Deficit                                                                   (126,806)             (109,769)
                                                                                 -------------------   -------------------

              Total Stockholders' (Deficiency) Equity                                        (5,273)              11,764
                                                                                 -------------------   -------------------

Total Liabilities and Stockholders' (Deficiency) Equity                          $           7,027     $          16,364
                                                                                 ===================   ===================










    The accompanying notes are an integral part of these financial statements.

                           BAYNON INTERNATIONAL CORP.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                      Three Months Ended June 30,            Six Months Ended June 30,
                                                      ---------------------------            --------------------------
                                                         2005             2004                 2005              2004
                                                      ------------- -------------            ------------- ------------

Revenues                                              $          -  $          -             $          -  $         -

Cost of Revenue                                                  -             -                        -            -
                                                      ------------- -------------            ------------- ------------

Gross Profit                                                     -             -                        -            -

Other Costs:
     General and administrative expenses                     6,381         3,573                   17,131       20,610
                                                      ------------- -------------            ------------- ------------

Operating loss                                              (6,381)       (3,573)                 (17,131)     (20,610)

Other Income:
     Interest income                                            38            80                       94          199
                                                      ------------- -------------            ------------- ------------

Net Loss                                              $     (6,343) $     (3,493)            $    (17,037) $   (20,411)
                                                      ============= =============            ============= ============


Earnings (Loss) Per Share:
    Basic and diluted earnings (loss)
        per share                                     $       0.00  $       0.00             $       0.00  $      0.00
                                                      ============= =============            ============= ============

    Basic and diluted weighted average
        common shares outstanding                       17,532,692    17,532,692               17,532,692   17,532,692
                                                      ============= =============            ============= ============









    The accompanying notes are an integral part of these financial statements

                           BAYNON INTERNATIONAL CORP.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)



                                                                                    2005               2004
                                                                               ----------------   ---------------

Cash Flows from Operating Activities:

Net loss                                                                       $       (17,037)   $      (20,411)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Increase (decrease) in accounts payable
       and accrued expenses                                                              7,700            (1,510)
                                                                               ----------------   ---------------

             Net cash used in operating activities                                      (9,337)          (21,921)
                                                                               ----------------   ---------------

Cash Flows from Investing Activities                                                        -                 -
                                                                                            -                 -

Cash Flows from Financing Activities                                                        -                 -
                                                                                            -                 -

Net Decrease in Cash and Cash Equivalents                                               (9,337)          (21,921)

Cash and Cash Equivalents, beginning of period                                          16,364            44,517
                                                                               ----------------   ---------------

Cash and Cash Equivalents, end of period                                       $         7,027    $       22,596
                                                                               ================   ===============

         The accompanying notes are an integral part of these financial statements.


Supplemental Disclosures of Cash Flow Information:
     Cash paid during period for:
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

                        BAYNON INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


1. THE COMPANY AND SUMMARRY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company will attempt to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or wish to contribute assets to the Company rather than merge. No assurance can be given that the Company will be successful in identifying or negotiating with any target company. The Company provides a means for a foreign or domestic private company to become a reporting (public) company whoses securities would be qualified for trading in the United States secondary market.

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

2. INTERIM PRESENTATION

The December 31, 2004 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2005, its results of operations for the three and six months ended June 30, 2005 and 2004 and its cash flows for the six months ended June 30, 2005 and 2004.

The statements of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results for the full year.

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

         Liquidity and Capital Resources

         At June 30, 2005, the Company had a cash balance of $7,027 which represents a $9,337 decrease from the $16,364 balance at December 31, 2004. The decrease was the result of cash used in operations. The Company's working capital position at June 30, 2005 was a deficit of ($5,273) as compared to its position at December 31, 2004 of $11,764.

               We believe that our existing cash will be sufficient to fund our operations through December 2005. Any cash shortfalls that might arise will be funded by the officers and management of the Company as needed.

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

Results of Operations

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004

Net loss

         Net loss for the six months ended June 30, 2005 was $17,037 compared with $20,411 for the comparable period in 2004. The decrease in the net loss of $3,374 was primarily due to legal fees incurred in 2004 related to the preparation and filing on April 27, 2004 of a Form S-2 registration statement.

Three Months Ended June 30, 2005, compared to Three Months Ended June 30, 2004

Net loss

Net loss for the three months ended June 30, 2005 was $6,343 compared with $3,494 for the comparable period in 2004. The increase in the net loss of $2,849 was primarily due to professional fees incurred that were necessary to remain a reporting company.

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

         While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well designed and administered.

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

                                   BAYNON INTERNATIONAL CORPORATION
                                   Registrant


Date: August 11, 2005              By: /s/ Pasquale Catizone
                                      ------------------------------------------
                                      Pasquale Catizone, President and Chairman
                                      (on behalf of the registrant)