Form 10QSB
period 2005-09-30
BAYNON INTERNATIONAL CORP
filed 2005-11-02
CIK 1089598

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________.

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


Check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class   Common Stock, $0.001 par value
Outstanding at October 31, 2005: 17,532,692

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes [_] No

                        BAYNON INTERNATIONAL CORPORATION

Index                                                                   Page No.


Part I     Financial Information

Item 1     Financial Statements:

           Balance Sheets - September 30, 2005 (Unaudited)
           and December 31, 2004 (audited)                                    3

           Unaudited Statements of Operations - For the Nine
           and Three Months Ended September 30, 2005 and 2004                 4

           Unaudited Statements of Cash Flows - For the Nine
           Months Ended September 30, 2005 and 2004                           5

           Notes to Financial Statements                                      6

Item 2     Management's Discussion and Analysis or Plan of Operation          7

Item 3     Controls and Procedures                                            8

Part II    Other Information

Item 6     Exhibits and Reports on Form 8-K                                   8

                           BAYNON INTERNATIONAL CORP.

                                 BALANCES SHEETS

                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                            2005             2004
                                                                       -------------    -------------
                                                                        (UNAUDITED)       (AUDITED)
                                     ASSETS

Current Assets:
     Cash and cash equivalents                                         $       7,056    $      16,364
                                                                       -------------    -------------

              Total Current Assets                                             7,056           16,364
                                                                       -------------    -------------

Total Assets                                                           $       7,056    $      16,364
                                                                       =============    =============


                LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

Current Liabilities:
     Accounts payable and accrued expenses                             $      18,975    $       4,600
                                                                       -------------    -------------

              Total Current Liabilities                                       18,975            4,600
                                                                       -------------    -------------

Total Liabilities                                                             18,975            4,600
                                                                       -------------    -------------

Stockholders' Equity (Deficiency):
     Common stock, $.001 par value, 50,000,000 shares
         authorized, 17,532,692 shares issued and
         outstanding at September 30, 2005 and December 31, 2004              17,533           17,533
     Additional paid-in capital                                              104,000          104,000
     Accumulated Deficit                                                    (133,452)        (109,769)
                                                                       -------------    -------------

              Total Stockholders' Equity (Deficiency)                        (11,919)          11,764
                                                                       -------------    -------------

Total Liabilities and Stockholders' Equity (Deficiency)                $       7,056    $      16,364
                                                                       =============    =============


   The accompanying notes are an integral part of these financial statements.

                           BAYNON INTERNATIONAL CORP.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                             Three Months Ended September 30,   Nine Months Ended September 30,
                                             --------------------------------   -------------------------------
                                                   2005            2004             2005            2004
                                                   ----            ----             ----            ----
Revenues                                       $          -    $          -     $          -    $          -

Cost of Revenue                                           -               -                -               -
                                               ------------    ------------     ------------    ------------

Gross Profit                                              -               -                -               -
                                               ------------    ------------     ------------    ------------

Other Costs:
     General and administrative expenses              6,676           2,799           23,807          23,409
                                               ------------    ------------     ------------    ------------

Operating loss                                       (6,676)         (2,799)         (23,807)        (23,409)

Other Income:
     Interest income                                     30              63              124             262
                                               ------------    ------------     ------------    ------------

Net Loss                                       $     (6,646)   $     (2,736)    $    (23,683)   $    (23,147)
                                               ============    ============     ============    ============


Earnings (Loss) Per Share:
    Basic and diluted earnings (loss) per
        common share                           $      (0.00)   $      (0.00)    $      (0.00)   $      (0.00)
                                               ============    ============     ============    ============

    Basic and diluted common shares
        outstanding                              17,532,692      17,532,692       17,532,692      17,532,692
                                               ============    ============     ============    ============

   The accompanying notes are an integral part of these financial statements.

                           BAYNON INTERNATIONAL CORP.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                   (UNAUDITED)

                                                                 2005          2004
                                                                 ----          ----
Cash Flows from Operating Activities:
     Net loss                                                $  (23,683)   $  (23,147)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
          Increase in accounts payable
            and accrued expenses                                 14,375           509
                                                             ----------    ----------

              Net cash used in operating activities              (9,308)      (22,638)
                                                             ----------    ----------

Cash Flows from Investing Activities                                  -             -
                                                             ----------    ----------

Cash Flows from Financing Activities                                  -             -
                                                             ----------    ----------

Net Decrease in Cash and Cash Equivalents                        (9,308)      (22,638)

Cash and Cash Equivalents, beginning of period                   16,364        44,517
                                                             ----------    ----------

Cash and Cash Equivalents, end of period                     $    7,056    $   21,879
                                                             ==========    ==========


Supplemental Disclosures of Cash Flow Information:
     Cash paid during year for:
              Interest                                       $        -    $        -
                                                             ==========    ==========
              Taxes                                          $        -    $        -
                                                             ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

2. INTERIM PRESENTATION

The December 31, 2004 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2005, its results of operations for the three and nine months ended September 30, 2005 and 2004 and its cash flows for the nine months ended September 30, 2005 and 2004.

The statements of operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results for the full year.

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

   Liquidity and Capital Resources

     At September 30, 2005, the Company had a cash balance of $7,056 which represents a $9,308 decrease from the $16,364 balance at December 31, 2004. The decrease was the result of cash used in operations. The Company's working capital position at September 30, 2005 was a deficit of ($11,919) as compared to its position at December 31, 2004 of $11,764.

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

Results of Operations

Nine Months Ended September 30, 2005 compared to September 30, 2004

Net loss

     Net loss for the nine months ended September 30, 2005 was $23,683 compared with $23,147 for the comparable period in 2004. The increase in the net loss was $536. Professional fees incurred in the amount of $23,182 in 2005 and $22,825 in 2004 were necessary to remain a reporting company.

Three Months Ended September 30, 2005 compared to September 30, 2004

Net loss

Net loss for the three months ended September 30, 2005 was $6,676 compared with $2,736 for the comparable period in 2004. The increase in the net loss of $3,910 was primarily due to professional fees incurred that were necessary to remain a reporting company.

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

PART II.   Other Information

Item 6.  Exhibits

     (a)  Exhibits

          31.1  Certification of Pasquale Catizone
          31.2  Certification of Daniel Generelli
          32.1  Certification Under Section 906 of Sarbanes-Oxley Act of 2002
          32.2  Certification Under Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BAYNON INTERNATIONAL CORPORATION
                                    Registrant


Date: November 1, 2005              By: /s/ PASQUALE CATIZONE
                                       -----------------------------------------
                                       Pasquale Catizone, President and Chairman
                                       (on behalf of the registrant)