Form 10KSB
period 2005-12-31
BAYNON INTERNATIONAL CORP
filed 2006-03-03
CIK 1089598

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
                                       Or
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from __________________ to _________________

                           Commission File No. 0-4006
                                               ------

                           BAYNON INTERNATIONAL CORP.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                         Nevada                      88-0285718
          -------------------------------      ----------------------
          (State or Other Jurisdiction of         (I.R.S. Employer
           Incorporation or Organization)      Identification Number)

             266 Cedar Street, Cedar Grove, New Jersey        07009
             -----------------------------------------      ----------
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

         The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates of the Registrant as of February 23, 2006, was approximately $100,850. (1)

(1) As there has been no trading market for the Registrant's Common Stock for at least the last two years, the per share value of $.01 was estimated based upon private placements by the Registrant consummated in January and March 2002 and November 2005.

As of February 23, 2006, the Registrant had 19,032,692 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS
                                     PART I

                                                                            Page
                                                                            ----

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

         (b) Holders. There were approximately 540 record holders of the Registrant's Common Stock as of February 23, 2006. The issued and outstanding shares of the Registrant's Common Stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

         (c) Dividends. The Registrant has not paid any dividends in the past two years, and has no plans to do so for the foreseeable future.

         (d)      Recent Sales of Unregistered Securities.

         In November 2005, the Company issued 750,000 shares to each of Robert Miller and Pasquale Catizone, in exchange for total proceeds of $15,000. The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

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

         (a)      Liquidity and Capital Resources

         At December 31, 2005, the Registrant had a cash balance of $16,805, which represents a $441 increase from the $16,364 balance at December 31, 2004. This increase was primarily the result of the proceeds from the issuance of common stock, net of cash used in operating activities which were expenses incurred primarily to enable the Registrant to satisfy the requirements of a reporting company. The Registrant's working capital position at December 31, 2005 was $3,424 as compared to a December 31, 2004 balance of $11,764.

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

         (b) Results of Operations for the Year Ended December 31, 2005, Compared to the Year Ended December 31, 2004

         The Registrant incurred a loss of $23,340 in the current year versus a loss of $25,648 in the prior year. Interest income decreased $134 to $182 primarily due to lower cash balances. General and administrative expenses were $23,522 compared to $25,964 in the prior year, a decrease of $2,442. General and administrative expenses were incurred primarily to enable the Registrant to satisfy the requirements of a reporting company. Such expenses were higher primarily as a result of the Registrant filing a Form S-2 during the year ended December 31, 2004.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

ITEM 8A.          CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. In connection with the preparation of this report for the year ended December 31, 2005, our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

         Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter of the year ended December 31, 2005, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

         Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-KSB for the fiscal year ending on December 31, 2007. We plan to dedicate significant resources, including management time and effort, and to incur substantial costs in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our senior management. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

         Limitations on Effectiveness of Controls. A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives. The design of a control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon assumptions about the likelihood of future events.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a)      Identity of Officers and Directors

         During the fiscal year ended December 31, 2005, the Registrant had three (3) directors and two (2) officers as follows:

--------------------------------------------------------------------------------
Name                    Age     Position and Offices Held        Director Since
----                    ---     -------------------------        --------------

--------------------------------------------------------------------------------
Pasquale Catizone       65      President, Director              May 1988
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Daniel Generelli        42      Secretary, Treasurer, Director   October 1, 2001
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Robert L. Miller        49      Director                         March 12, 2002
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth, as of February 23, 2006, certain information regarding the ownership of the Common Stock by (i) each person known by the Registrant to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of the Registrant's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of the Registrant's Executive Officers and Directors as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided. In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.


-----------------------------------------------------------------------------------------------
Name and Address                             Amount and Nature
of Beneficial Owner                       of Beneficial Ownership         Percentage of Class
-------------------                       -----------------------         -------------------
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Pasquale Catizone (1)(3)                         5,147,815                      27.05%
266 Cedar Street
Cedar Grove, NY 07009
-----------------------------------------------------------------------------------------------
Carmine Catizone (2)(3)                          4,000,000                      21.02%
10 1/2 Walker Avenue
Morristown, NJ 07960
-----------------------------------------------------------------------------------------------
Robert L. Miller (4)                             3,750,000                      19.70%
94 Anderson Avenue
Demarest, NJ 07627
-----------------------------------------------------------------------------------------------
Shawshank Holdings, Limited (5)                  3,750,000                      19.70%
94 Anderson Avenue
Demarest, NJ 07627
-----------------------------------------------------------------------------------------------
Daniel Generelli                                    50,000                        *
c/o Baynon International Corp.
266 Cedar Street
Cedar Grove, NY 07009
-----------------------------------------------------------------------------------------------
Joseph Conforte                                  1,000,000                       5.25%
5465 Green Palms Street
Las Vegas, Nevada
-----------------------------------------------------------------------------------------------
Barbara Catizone                                 1,000,000                       5.25%
266 Cedar Street
Cedar Grove, NJ 07009
-----------------------------------------------------------------------------------------------
Robyn Conforth                                   1,850,000                       9.72%
266 Cedar Street
Cedar Grove, NJ 07009
-----------------------------------------------------------------------------------------------
Gina Conforth                                    1,000,000                       5.25%
266 Cedar Street
Cedar Grove, NJ 07009
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Teresa Catizone                                  1,000,000                       5.25%
7 Logan Place
Morristown, NJ 07960
-----------------------------------------------------------------------------------------------
Raffaele Catizone                                1,000,000                       5.25%
7 Logan Place
Morristown, NJ 07960
-----------------------------------------------------------------------------------------------
All Executive Officers and                       8,947,815                      47.01%
Directors as a Group
(Consisting of three persons)
-----------------------------------------------------------------------------------------------

*        Less than 1%.

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

ITEM 13.          EXHIBITS

         (a)      Exhibits and Index Required.


         Exhibit No.      Description of Exhibit
         -----------      ----------------------

            3.1        Certificate of Incorporation of the Registrant, as
                       amended (filed with the Registrant's Form 10-SB on July
                       8, 1999, File No. 000-26653, and incorporated herein by
                       reference).
            3.2        Bylaws of the Registrant, as amended (filed with the
                       Registrant's Form 10-SB on July 8, 1999, File No.
                       000-26653, and incorporated herein by reference).
            31         Certifications of President and Treasurer
            32         Certifications of President and Treasurer Pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on form 8-K.

         No reports on form 8-K were filed during the last quarter of fiscal
2005.


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

         The aggregate fees billed for the fiscal year ended December 31, 2004 for professional services rendered by Samuel Klein and Company, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year, were $5,455 and 5,705, respectively.

         The aggregate fees billed for the fiscal year ended December 31, 2005, for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Gutilla, P.C. ("RMSB&G"), for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year were $9,245.

(2) AUDIT-RELATED FEES

         The aggregate fees billed for the fiscal year ended December 31, 2004 for assurance and related services by Samuel Klein and Company that are reasonably related to the performance of the audit or review of the registrant's financial statements for the fiscal year were $0.

         The aggregate fees billed for the fiscal year ended December 31, 2005 for assurance and related services by RMSB&G that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $0.

(3) TAX FEES

         The aggregate fees billed for the fiscal year ended December 31, 2004 for professional services rendered by Samuel Klein and Company for tax compliance, tax advice, and tax planning, for the fiscal years were $725. Services provided included preparation of the federal and state tax returns for the corporation.

         The aggregate fees billed for the fiscal year ended December 31, 2005 for professional services rendered by RMSB&G for tax compliance, tax advice, and tax planning for that fiscal year were $755. Services provided included preparation of the federal and state tax returns for the corporation.

(4) ALL OTHER FEES

         The aggregate fees billed in the fiscal year ended December 31, 2004, for products and services provided by Samuel Klein and Company other than those services reported above, for the fiscal year were $0.

         The aggregate fees billed in each of the fiscal years ended December 31, 2005, for products and services provided by RMSB&G other than those services reported above, for that fiscal year were $0.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

         Not applicable.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

         Not applicable.

                        BAYNON INTERNATIONAL CORPORATION

                          INDEX TO FINANCIAL STATEMENTS




                                                                            Page
                                                                            ----


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-1

FINANCIAL STATEMENTS:

   Balance Sheets                                                           F-2

   Statements of Operations                                                 F-3

   Statements of Changes in Stockholders' Equity                            F-4

   Statements of Cash Flows                                                 F-5

   Notes to Financial Statements                                            F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Baynon International Corporation

We have audited the accompanying balance sheets of Baynon International Corporation (formerly Technology Associates Corporation) (the "Company") as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.


Saddle Brook, New Jersey
January 24, 2006

                           BAYNON INTERNATIONAL CORP.

                                 BALANCE SHEETS

                           DECEMBER 31, 2005 AND 2004

                                                                       2005            2004
                                                                   ------------    ------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                     $     16,805    $     16,364
                                                                   ------------    ------------

              Total Current Assets                                       16,805          16,364
                                                                   ------------    ------------

Total Assets                                                       $     16,805    $     16,364
                                                                   ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                         $     13,381    $      4,600
                                                                   ------------    ------------

              Total Current Liabilities                                  13,381           4,600
                                                                   ------------    ------------

Total Liabilities                                                        13,381           4,600
                                                                   ------------    ------------

Stockholders' Equity:
     Common stock, $.001 par value, 50,000,000 shares
         authorized, 19,032,692 shares issued and outstanding at
         December 31, 2005 and 17,532,692 shares outstanding
         at December 31, 2004                                            19,033          17,533
     Additional paid-in capital                                         117,500         104,000
     Accumulated Deficit                                               (133,109)       (109,769)
                                                                   ------------    ------------

              Total Stockholders' Equity                                  3,424          11,764
                                                                   ------------    ------------

Total Liabilities and Stockholders' Equity                         $     16,805    $     16,364
                                                                   ============    ============

    The accompanying notes are an integral part of these financial statements

                           BAYNON INTERNATIONAL CORP.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                      2005             2004
                                                  ------------     ------------

Revenues                                          $         --     $         --

Cost of Revenue                                             --               --
                                                  ------------     ------------

Gross Profit                                                --               --
                                                  ------------     ------------

Other Costs:
     General and administrative expenses                23,522           25,964
                                                  ------------     ------------

Operating loss                                         (23,522)         (25,964)

Other Income:
     Interest income                                       182              316
                                                  ------------     ------------

Net Loss                                          $    (23,340)    $    (25,648)
                                                  ============     ============


Earnings (Loss) Per Share:
    Basic and diluted earnings (loss) per
        common share                              $      (0.00)    $      (0.00)
                                                  ============     ============

    Basic and diluted common shares
        outstanding                                 17,734,062       17,532,692
                                                  ============     ============


    The accompanying notes are an integral part of these financial statements

                           BAYNON INTERNATIONAL CORP.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                     Common Stock
                                   $ .001 Par Value
                              ---------------------------
                                                Common      Additional
                                Number          Stock         Paid-in      Accumulated
                               of Shares        Amount        Capital        Deficit          Total
                              ------------   ------------   ------------   ------------    ------------
Balance - January 1, 2004       17,532,692   $     17,533   $    104,000   $    (84,121)   $     37,412

Net loss for the year ended
   December 31, 2004                                                            (25,648)        (25,648)

                              ------------   ------------   ------------   ------------    ------------

Balance - December 31, 2004     17,532,692         17,533        104,000       (109,769)         11,764

Issuance of common stock         1,500,000          1,500         13,500             --          15,000

Net loss for the year ended
   December 31, 2005                                                            (23,340)        (23,340)

                              ------------   ------------   ------------   ------------    ------------

Balance - December 31, 2005     19,032,692   $     19,033   $    117,500   $   (133,109)   $      3,424
                              ============   ============   ============   ============    ============

    The accompanying notes are an integral part of these financial statements

                           BAYNON INTERNATIONAL CORP.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                              2005            2004
                                                          ------------    ------------
Cash Flows from Operating Activities:
     Net loss                                             $    (23,340)   $    (25,648)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
          Increase (decrease) in accounts payable
            and accrued expenses                                 8,781          (2,505)
                                                          ------------    ------------

              Net cash used in operating activities            (14,559)        (28,153)
                                                          ------------    ------------

Cash Flows from Investing Activities                                --              --
                                                          ------------    ------------

Cash Flows from Financing Activities:
     Proceeds from issuance of common stock                     15,000              --
                                                          ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents               441         (28,153)

Cash and Cash Equivalents, beginning of year                    16,364          44,517
                                                          ------------    ------------

Cash and Cash Equivalents, end of year                    $     16,805    $     16,364
                                                          ============    ============



Supplemental Disclosures of Cash Flow Information:
     Cash paid during year for:
              Interest                                    $         --    $         --
                                                          ============    ============
              Taxes                                       $         --    $         --
                                                          ============    ============

   The accompanying notes are an integral part of these financial statements.

                           BAYNON INTERNATIONAL CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The Company

       Baynon International Corporation (formally known as Technology Associates Corporation and hereinafter referred to as the "Company"), was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking. On December 28, 1989, the Company reincorporated under the laws of the State of Nevada. The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board. The Company has not engaged in any business operations for at least the last four fiscal years and has no operations to date.

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

       Use of Management's Estimates

       The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Income Taxes

       The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") . SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assts to the amount expected to be realized.

                           BAYNON INTERNATIONAL CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Earning (Loss) Per Share

       The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earning Per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants.

       Recently Issued Accounting Standards

       In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The company does not expect this statement to have a material effect on its reporting.

2. COMMON STOCK

       The authorized capital stock of the Company consists of 50,000,000 shares of common stock, par value $.001 per share, of which 19,032,692 shares were issued and outstanding at December 31, 2005 and 17,532,692 shares were outstanding at December 31, 2004.

       On November 12, 2005, the Board of Directors authorized the issuance of 1,500,000 shares of common stock for $.01 per share ( $15,000 ).

       Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefore. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata in all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversions or redemption rights or sinking fund provisions with respect to the common stock.

                           BAYNON INTERNATIONAL CORP.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004


3. INCOME TAXES

       The component of deferred tax assets at December 31, 2005 and 2004 is as follows:

                                                       2005             2004
                                                   ------------    ------------

                Net operating loss carry forward   $     40,700    $     30,600

                Less: Valuation allowance               (40,700)        (30,600)
                                                   ------------    ------------
                                                   $         --    $         --
                                                   ============    ============

       A 100% valuation allowance was provided at December 31, 2005 and 2004 as it is uncertain if the deferred tax assets would be utilized. The increase in the valuation allowance was solely due to the increase in the net operating loss carryforward.

       At December 31, 2005, the Company has unused federal net operating loss carry forwards of approximately $130,000 expiring between 2018 and 2025 and unused New Jersey net operating loss carry forwards of approximately $127,000 expiring between 2006 and 2014.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


BAYNON INTERNATIONAL CORP.


By: /s/ PASQUALE CATIZONE
    ---------------------------------
    Pasquale Catizone, President
    (Principal Executive Officer)
    Dated: March 1, 2006

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ PASQUALE CATIZONE
    ---------------------------------
    Pasquale Catizone,
    President
    (Principal Executive Officer)
    Dated: March 1, 2006



By: /s/ DANIEL GENERELLI
    ---------------------------------
    Daniel Generelli
    Secretary, Treasurer
    (Principal Financial Officer, Principal Accounting Officer)
    Dated: March 1, 2006


By: /s/ ROBERT L. MILLER
    ---------------------------------
    Robert L. Miller
    Director
    Dated: February 27, 2006