Form 10QSB
period 2006-03-31
BAYNON INTERNATIONAL CORP
filed 2006-05-08
CIK 1089598

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                   to                 .
                                         ----------------    ----------------

Commission file number     000-26653
                           ---------

                        BAYNON INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                  88-0285718
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

                     266 Cedar Street,                          07009
                 Cedar Grove, New Jersey
         ----------------------------------------             ----------
         (Address of principal executive offices)             (Zip Code)

                                 (973) 239-2952
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

Class   Common Stock, $0.001 par value   Outstanding at May 3, 2006:  19,032,692

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes  [ ] No

                        BAYNON INTERNATIONAL CORPORATION

Index                                                                                        Page No.

Part I       Financial Information

Item 1       Financial Statements:
             Balance Sheets - March 31, 2006 (Unaudited) and December 31, 2005 (audited)         3

             Unaudited Statements of Operations - For the Three Months
             Ended March 31 2006 and 2005                                                        4

             Unaudited Statements of Cash Flows - For the Three Months Ended
             March 31, 2006 and 2005                                                             5

             Notes to Financial Statements                                                       6

Item 2       Management's Discussion and Analysis or Plan of Operation                           7

Item 3       Controls and Procedures                                                             8

Part II      Other Information

Item 6       Exhibits and Reports on Form 8-K                                                    8

                           BAYNON INTERNATIONAL CORP.

                                 BALANCE SHEETS

                                                                  MARCH 31,     DECEMBER 31,
                                                                    2006           2005
                                                                ------------    ------------
                                                                 (UNAUDITED)      (AUDITED)
                                                                ------------    ------------
                                     ASSETS

Current Assets:
     Cash and cash equivalents                                  $     11,875    $     16,805
                                                                ------------    ------------

              Total Current Assets                                    11,875          16,805
                                                                ------------    ------------

Total Assets                                                    $     11,875    $     16,805
                                                                ============    ============


                LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

Current Liabilities:
     Accounts payable and accrued expenses                      $     15,489    $     13,381
                                                                ------------    ------------

              Total Current Liabilities                               15,489          13,381
                                                                ------------    ------------

Total Liabilities                                                     15,489          13,381
                                                                ------------    ------------

Stockholders' Equity:
     Common stock, $.001 par value, 50,000,000 shares
         authorized, 19,032,692 shares issued and
         outstanding at March 31, 2006 and December 31, 2005          19,033          19,033
     Additional paid-in capital                                      117,500         117,500
     Accumulated Deficit                                            (140,147)       (133,109)
                                                                ------------    ------------

              Total Stockholders' Equity (Deficiency)                 (3,614)          3,424
                                                                ------------    ------------

Total Liabilities and Stockholders' Equity (Deficiency)         $     11,875    $     16,805
                                                                ============    ============

    The accompanying notes are an integral part of these financial statements

                           BAYNON INTERNATIONAL CORP.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                   (UNAUDITED)

                                                      2006             2005
                                                  ------------     ------------

Revenues                                          $         --     $         --

Cost of Revenues                                            --               --
                                                  ------------     ------------

Gross Profit                                                --               --
                                                  ------------     ------------

Other Costs:
     General and administrative expenses                 7,141           10,750
                                                  ------------     ------------

              Total Other Cost                           7,141           10,750
                                                  ------------     ------------

Operating Loss                                          (7,141)         (10,750)

Other Income:
     Interest income                                       103               56
                                                  ------------     ------------

Net Loss                                          $     (7,038)    $    (10,694)
                                                  ============     ============



Earnings (loss) per share:
  Basic and diluted earnings (loss)
    per share                                     $       0.00     $       0.00
                                                  ============     ============

  Basic and diluted weighted average
    common shares outstanding                       19,032,692       17,532,692
                                                  ============     ============

    The accompanying notes are an integral part of these financial statements

                           BAYNON INTERNATIONAL CORP.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                   (UNAUDITED)

                                                         2006            2005
                                                     ------------    ------------
Cash Flows from Operating activities:
Net Loss                                             $     (7,038)        (10,694)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Increase in accounts payable and
       accrued expenses                                     2,108           5,950
                                                     ------------    ------------

          Net cash used in operating activities            (4,930)         (4,744)
                                                     ------------    ------------

Cash Flows from Investing Activities                           --              --
                                                     ------------    ------------

Cash Flows from Financing Activities                           --              --
                                                     ------------    ------------

Decrease in Cash and Cash Equivalents                      (4,930)         (4,744)

Cash and Cash Equivalents, beginning of period             16,805          16,364
                                                     ------------    ------------

Cash and Cash Equivalents, end of period             $     11,875    $     11,620
                                                     ============    ============


Supplemental Disclosures of Cash Flow Information:

    Cash paid during year for:
              Interest                               $         --    $         --
                                                     ============    ============

              Taxes                                  $         --    $         --
                                                     ============    ============

    The accompanying notes are an integral part of these financial statements

                        BAYNON INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

Earnings (Loss) Per Share

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants.

2. INTERIM PRESENTATION

The December 31, 2005 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2006, its results of operations for the three months ended March 31, 2006 and 2005 and its cash flows for the three months ended March 31, 2006 and 2005.

The statements of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Liquidity and Capital Resources

         At March 31, 2006, the Company had a cash balance of $11,875 which represents a $4,930 decrease from the $16,805 balance at December 31, 2005. The decrease was the result of cash used in operations. The Company's working capital position at March 31, 2006 was a deficit of ($3,614) as compared to its position at December 31, 2005 of $3,424.

         We believe that our existing cash will be sufficient to fund our operations through December 2006. Any cash shortfalls that might arise will be funded by the officers and management of the Company as needed.

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

Results of Operations

Three Months Ended March 31, 2006 compared to March 31, 2005

         The Registrant incurred a net loss of $7,038 for the 2006 period versus a net loss of $10,694 for the 2005 period. Interest income increased $47 to $103 primarily due to higher cash balances. General and administrative expenses were $7,141 in the 2006 period compared to $10,750 in the 2005 period, a decrease of $3,609. General and administrative expenses were incurred primarily to enable the Registrant to satisfy the requirements of a reporting company. The expenses were lower in 2006 due to reduced legal expenses.

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

                                        BAYNON INTERNATIONAL CORPORATION
                                        Registrant


Date: May 3, 2006                       By: /s/ PASQUALE CATIZONE
                                            ------------------------------------
                                            Pasquale Catizone,
                                             President and Chairman
                                             (on behalf of the registrant)