Form 10QSB
period 2006-06-30
BAYNON INTERNATIONAL CORP
filed 2006-07-31
CIK 1089598

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________  to __________.


                        Commission file number 000-26653
                                               ---------


                        BAYNON INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Nevada                              88-0285718
         -------------------------------            ------------------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)


               266 Cedar Street,
               Cedar Grove, New Jersey                    07009
         ----------------------------------------       ----------
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

Class  Common Stock, $0.001 par value  Outstanding at July 28, 2006:  19,032,692

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

                        BAYNON INTERNATIONAL CORPORATION

Index                                                                   Page No.


Part I      Financial Information

Item 1      Financial Statements:
            Balance Sheets - June 30, 2006 (Unaudited)
            and December 31, 2005 (audited)                                  3

            Unaudited Statements of Operations - For the Six and
            Three Months Ended June 30, 2006 and 2005                        4

            Unaudited Statements of Cash Flows - For the Six Months Ended
            June 30, 2006 and 2005                                           5

            Notes to Financial Statements                                    6

Item 2      Management's Discussion and Analysis or Plan of Operation        7

Item 3      Controls and Procedures                                          8

Part II     Other Information

Item 6      Exhibits and Reports on Form 8-K                                 8


                           BAYNON INTERNATIONAL CORP.
                                 BALANCE SHEETS

                                                                  JUNE 30,      DECEMBER 31,
                                                                    2006            2005
                                                                ------------    ------------
                                                                 (UNAUDITED)     (AUDITED)
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                  $      4,857    $     16,805
                                                                ------------    ------------

                  Total Current Assets                                 4,857          16,805
                                                                ------------    ------------

Total Assets                                                    $      4,857    $     16,805
                                                                ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
     Accounts payable and accrued expenses                      $     15,000    $     13,381
                                                                ------------    ------------

                  Total Current Liabilities                           15,000          13,381
                                                                ------------    ------------

Total Liabilities                                                     15,000          13,381
                                                                ------------    ------------
Stockholders' Equity (Deficiency):
     Common stock, $.001 par value, 50,000,000 shares
         authorized, 19,032,692 shares issued and
         outstanding at June 30, 2006 and December 31, 2005           19,033          19,033
     Additional paid-in capital                                      117,500         117,500
     Accumulated deficit                                            (146,676)       (133,109)
                                                                ------------    ------------

                  Total Stockholders' Equity (Deficiency)            (10,143)          3,424
                                                                ------------    ------------

Total Liabilities and Stockholders' Equity (Deficiency)         $      4,857    $     16,805
                                                                ============    ============

   The accompanying notes are an integral part of these financial statements.


                           BAYNON INTERNATIONAL CORP.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            Three Months Ended June 30,       Six Months Ended June 30,
                                            ----------------------------    ----------------------------
                                                2006            2005            2006            2005
                                            ------------    ------------    ------------    ------------
Revenues                                    $         --    $         --    $         --    $         --

Cost of Revenue                                       --              --              --              --
                                            ------------    ------------    ------------    ------------

Gross Profit                                          --              --              --              --
                                            ------------    ------------    ------------    ------------
Other Costs:
    General and administrative expenses            6,564           6,381          13,705          17,131
                                            ------------    ------------    ------------    ------------

                  Total Other Costs                6,564           6,381          13,705          17,131
                                            ------------    ------------    ------------    ------------

Operating Loss                                    (6,564)         (6,381)        (13,705)        (17,131)

Other Income:
    Interest income                                   35              38             138              94
                                            ------------    ------------    ------------    ------------

Net Loss                                    $     (6,529)   $     (6,343)   $    (13,567)   $    (17,037)
                                            ============    ============    ============    ============
Earnings (Loss) Per Share:
    Basic and diluted earnings (loss)
        per common share                    $       0.00    $       0.00    $       0.00    $       0.00
                                            ============    ============    ============    ============
    Basic and diluted common shares
        outstanding                           19,032,692      17,532,692      19,032,692      17,532,692
                                            ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.


                           BAYNON INTERNATIONAL CORP.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                          2006            2005
                                                      ------------    ------------
Cash Flows from Operating activities:
Net Loss                                              $    (13,567)        (17,037)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Increase in accounts payable and
       accrued expenses                                      1,619           7,700
                                                      ------------    ------------

          Net cash used in operating activities            (11,948)         (9,337)
                                                      ------------    ------------

Cash Flows from Investing Activities                            --              --
                                                      ------------    ------------

Cash Flows from Financing Activities                            --              --
                                                      ------------    ------------

Decrease in Cash and Cash Equivalents                      (11,948)         (9,337)

Cash and Cash Equivalents, beginning of period              16,805          16,364
                                                      ------------    ------------

Cash and Cash Equivalents, end of period              $      4,857    $      7,027
                                                      ============    ============

Supplemental Disclosures of Cash Flow Information:

    Cash paid during year for:
                  Interest                            $         --    $         --
                                                      ============    ============
                  Taxes                               $         --    $         --
                                                      ============    ============

   The accompanying notes are an integral part of these financial statements.

                        BAYNON INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


1. THE COMPANY AND SUMMARRY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Baynon International Corporation formerly known as Technology Associates Corporation and hereinafter referred to as the "Company", was originally incorporated on February 29, 1968, under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking. On December 28, 1989, the Company reincorporated under the laws of the State of Nevada. The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board. The Company has not engaged in any business operations for at least the last four fiscal years and has no operations to date.

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

2. INTERIM PRESENTATION

The December 31, 2005 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2006, its results of operations for the three and six months ended June 30, 2006 and 2005 and its cash flows for the three and six months ended June 30, 2006 and 2005.

The statements of operations for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results for the full year.

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

Liquidity and Capital Resources

         At June 30, 2006, the Company had a cash balance of $4,857 which represents a $11,948 decrease from the $16,805 balance at December 31, 2005. The decrease was the result of cash used in operations. The Company's working capital position at June 30, 2006 was a deficit of ($10,143) as compared to its position at December 31, 2005 of $3,424.

         We believe that we will be able to fund our operations through December 2006. Any cash shortfalls that might arise will be funded by the officers and management of the Company as needed.

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

Results of Operations

Six Months Ended June 30, 2006 compared to June 30, 2005

         The Registrant incurred a net loss of $13,567 for the 2006 period versus a net loss of $17,037 for the 2005 period. Interest income increased $44 to $138 primarily due to higher cash balances. General and administrative expenses were $13,705 in the 2006 period compared to $17,131 in the 2005 period, a decrease of $3,426. General and administrative expenses were incurred primarily to enable the Registrant to satisfy the requirements of a reporting company. The expenses were lower in 2006 due to reduced legal and accounting expenses.

Three Months Ended June 30, 2006 compared to June 30, 2005

         The Registrant incurred a net loss of $6,529 for the 2006 period versus a net loss of $6,343 for the 2005 period. General and administrative expenses were $6,564 in the 2006 period compared to $6,381 in the 2005 period, a increase of $183. General and administrative expenses were incurred primarily to enable the Registrant to satisfy the requirements of a reporting company.

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

PART II. Other Information

Item 6.  Exhibits

         (a)      Exhibits

                  31.1     Certification of Pasquale Catizone
                  31.2     Certification of Daniel Generelli
                  32 Certifications Under Section 906 of Sarbanes-Oxley Act of 2002


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BAYNON INTERNATIONAL CORPORATION
                                   Registrant


Date: July 28, 2006                By: /s/ PASQUALE CATIZONE
                                       -----------------------------------------
                                       Pasquale Catizone, President and Chairman
                                       (on behalf of the registrant)