Form 10QSB
period 2006-09-30
BAYNON INTERNATIONAL CORP
filed 2006-11-01
CIK 1089598

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                to                  .
                                       ---------------    -----------------

Commission file number     000-26653
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

Class   Common Stock, $0.001 par value    Outstanding at October 25, 2006:
19,032,692


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]  No [ ]

                        BAYNON INTERNATIONAL CORPORATION

Index                                                                   Page No.


Part I       Financial Information

Item 1       Financial Statements:
             Balance Sheets - September 30, 2006 (Unaudited) and
             December 31, 2005 (audited)                                   3

             Unaudited Statements of Operations - For the Three
             and Nine Months Ended September 30, 2006 and 2005             4

             Unaudited Statements of Cash Flows - For the Nine Months
             Ended September 30, 2006 and 2005                             5

             Notes to Financial Statements                                 6

Item 2       Management's Discussion and Analysis or Plan of Operation     7

Item 3       Controls and Procedures                                       8

Part II      Other Information

Item 6       Exhibits and Reports on Form 8-K                              8

                           BAYNON INTERNATIONAL CORP.

                                 BALANCES SHEETS

                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                       2006              2005
                                                                   -------------    -------------
                                                                    (UNAUDITED)       (AUDITED)
                                                                   -------------    -------------
                             ASSETS

Current Assets:
     Cash and cash equivalents                                     $       4,139    $      16,805
                                                                   -------------    -------------

             Total Current Assets                                          4,139           16,805
                                                                   -------------    -------------

Total Assets                                                       $       4,139    $      16,805
                                                                   =============    =============


           LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

Current Liabilities:
     Accounts payable and accrued expenses                         $      22,425    $      13,381
                                                                   -------------    -------------

             Total Current Liabilities                                    22,425           13,381
                                                                   -------------    -------------

Total Liabilities                                                         22,425           13,381
                                                                   -------------    -------------

Stockholders' Equity (Deficiency):
     Common stock, $.001 par value, 50,000,000 shares
         authorized, 19,032,692 shares issued and
         outstanding at September 30, 2006 and December 31, 2005          19,033           19,033
     Additional paid-in capital                                          117,500          117,500
     Accumulated Deficit                                                (154,819)        (133,109)
                                                                   -------------    -------------

             Total Stockholders' Equity (Deficiency)                     (18,286)           3,424
                                                                   -------------    -------------

Total Liabilities and Stockholders' Equity (Deficiency)            $       4,139    $      16,805
                                                                   =============    =============

    The accompanying notes are an integral part of these financial statements

                           BAYNON INTERNATIONAL CORP.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                Three Months ended              Nine Months Ended
                                                   September 30,                   September 30,
                                            ----------------------------    ----------------------------
                                                2006            2005            2006            2005
                                            ------------    ------------    ------------    ------------
Revenues                                    $         --    $         --    $         --    $         --

Cost of Revenue                                       --              --              --              --
                                            ------------    ------------    ------------    ------------

Gross Profit                                          --              --              --              --
                                            ------------    ------------    ------------    ------------

Other Costs:
     General and administrative expenses           8,175           6,676          21,880          23,807
                                            ------------    ------------    ------------    ------------

              Total Other Cost                     8,175           6,676          21,880          23,807
                                            ------------    ------------    ------------    ------------

Operating loss                                    (8,175)         (6,676)        (21,880)        (23,807)

Other Income:
     Interest income                                  32              30             170             124
                                            ------------    ------------    ------------    ------------

Net Loss                                    $     (8,143)   $     (6,646)   $    (21,710)   $    (23,683)
                                            ============    ============    ============    ============


Earnings (Loss) Per Share:
    Basic and diluted earnings (loss) per
        common share                        $       0.00    $       0.00    $       0.00    $       0.00
                                            ============    ============    ============    ============

    Basic and diluted common shares
        outstanding                           19,032,692      17,532,692      19,032,692      17,532,692
                                            ============    ============    ============    ============

    The accompanying notes are an integral part of these financial statements

                           BAYNON INTERNATIONAL CORP.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                   (UNAUDITED)



                                                            2006        2005
                                                         ----------  ----------

Cash Flows from Operating activities:
Net Loss                                                 $  (21,710)    (23,683)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Increase in accounts payable and
       accrued expenses                                       9,044      14,375
                                                         ----------  ----------

          Net cash used in operating activities             (12,666)     (9,308)
                                                         ----------  ----------

Cash Flows from Investing Activities                             --          --
                                                         ----------  ----------

Cash Flows from Financing Activities                             --          --
                                                         ----------  ----------

Decrease in Cash and Cash Equivalents                       (12,666)     (9,308)

Cash and Cash Equivalents, beginning of period               16,805      16,364
                                                         ----------  ----------

Cash and Cash Equivalents, end of period                 $    4,139  $    7,056
                                                         ==========  ==========


Supplemental Disclosures of Cash Flow Information:

    Cash paid during year for:
              Interest                                   $       --  $       --
                                                         ==========  ==========

              Taxes                                      $       --  $       --
                                                         ==========  ==========


    The accompanying notes are an integral part of these financial statements

                           BAYNON INTERNATIONAL CORP.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006

1. THE COMPANY AND SUMMARRY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

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

Earning (Loss) Per Share
------------------------

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

2. INTERIM PRESENTATION

The December 31, 2005 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2006, its results of operations for the three and nine months ended September 30, 2006 and 2005 and its cash flows for the nine months ended September 30, 2006 and 2005.

The statements of operations for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results for the full year.

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

  Liquidity and Capital Resources

         At September 30, 2006, the Company had a cash balance of $4,139 which represents a $12,666 decrease from the $16,805 balance at December 31, 2005. The decrease was the result of cash used in operations. The Company's working capital position at September 30, 2006 was a deficit of ($18,286) as compared to its position at December 31, 2005 of $3,424.

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

Results of Operations

Nine Months Ended September 30, 2006 compared to September 30, 2005

The Registrant incurred a net loss of $21,710 for the 2006 period versus a net loss of $23,683 for the 2005 period. Interest income increased $46 to $170 primarily due to higher cash balances. General and administrative expenses were $21,880 in the 2006 period compared to $23,807 in the 2005 period, a decrease of $1,927. General and administrative expenses were incurred primarily to enable the Registrant to satisfy the requirements of a reporting company. The expenses were lower in 2006 due to reduced legal and accounting expenses.

Three Months Ended September 30, 2006 compared to September 30, 2005

         The Registrant incurred a net loss of $8,143 for the 2006 period versus a net loss of $6,646 for the 2005 period. General and administrative expenses were $8,175 in the 2006 period compared to $6,676 in the 2005 period, an increase of $1,499. General and administrative expenses were incurred primarily to enable the Registrant to satisfy the requirements of a reporting company.




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

                                   BAYNON INTERNATIONAL CORPORATION
                                   Registrant


Date: October 25, 2006             By: /s/ PASQUALE CATIZONE
                                       -----------------------------------------
                                       Pasquale Catizone, President and Chairman
                                       (on behalf of the registrant)