Form 10KSB
period 2006-12-31
BAYNON INTERNATIONAL CORP
filed 2007-03-14
CIK 1089598

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2006

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

         The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates of the Registrant as of March 6, 2007, was approximately $100,850. (1)

(1) As there has been no trading market for the Registrant's Common Stock for at least the last two years, the per share value of $.01 was estimated based upon private placements by the Registrant consummated in January and March 2002 and November 2005.

As of March 6, 2007, the Registrant had 19,032,692 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS
                                     PART I

                                                                            Page
                                                                            ----

Item 1.  Description of Business                                              3

Item 2.  Description of Property                                              6

Item 3.  Legal Proceedings                                                    6

Item 4.  Submission of Matters to a Vote of Security Holders                  6

                                     PART II

Item 5.  Market for Common Equity, Related Stockholder Matters, and
         Small Business Issuer Purchases of Equity Securities                 6

Item 6.  Management's Discussion and Analysis or Plan of Operation            7

Item 7.  Financial Statements                                                 8

Item 8.  Changes and Disagreements with Accountants on Accounting and
         Financial Disclosures                                                8

Item 8A. Controls and Procedures                                              8

Item 8B. Other Information                                                    9

                                    PART III

Item 9.  Directors and Executive Officers, Promoters, Control Persons
         and Corporate Governance; Compliance with Section 16(a) of the
         Exchange Act                                                         9

Item 10. Executive Compensation                                              10

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     11

Item 12. Certain Relationships and Related Transactions, and Director
         Independence                                                        12

Item 13. Exhibits                                                            14

Item 14. Principal Accountant Fees and Services                              15

Index to Financial Statements and Notes                                     F-1

                                     PART I

         ITEM 1.  DESCRIPTION OF BUSINESS

         Baynon International Corp. (formerly known as "Technology Associates Corporation" and hereinafter referred to as the "Registrant"), was originally incorporated on February 29, 1968, under the laws of the Commonwealth of Massachusetts. On December 28, 1989, the Registrant reincorporated under the laws of the State of Nevada. The Registrant was formerly engaged in the technology marketing business. The Registrant has not engaged in any business operations for at least the last five years. The Registrant is considered a blank check company for purposes of this report. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended (the "Securities Act"), a "blank check" company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

         The Registrant has not engaged in any business operations for at least the last five years. The current and proposed business activities described herein classify the Registrant as a blank check company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Management does not intend to undertake any efforts to cause a market to develop in the Registrant's securities until such time as the Registrant has successfully implemented its business plan described herein.

Risk Factors

         The Registrant's business is subject to numerous risk factors, including the following:

         The Registrant has no operating history, revenue and only minimal assets.

         The Registrant has had no operating history nor any revenues or earnings from operations for at least the last five years. The Registrant has no significant assets or financial resources. The Registrant will, in all likelihood, incur operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Registrant incurring a net operating loss which will increase continuously until the Registrant can consummate a business combination with a target company. There can be no assurance that the Registrant will be able to identify such a target company and consummate such a business combination on acceptable terms or that it will derive any benefit from the net operating loss.

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

         The Registrant's two officers and directors participate in other business ventures which may compete directly with the Registrant. Although none are anticipated, conflicts of interest and non-arms length transactions may also arise in the future. Management does not anticipate that the Registrant will seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See "ITEM 9. Directors and Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

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


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         (a) Market Information. There has been no trading market for the Registrant's Common Stock for at least the last three years. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

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

         Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

         There were no purchases of equity securities by the Company or affiliated purchasers during the fourth quarter of 2006.

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

         The Company utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         (a)      Liquidity and Capital Resources

         At December 31, 2006, the Registrant had a cash balance of $12,940, which represents a $3,865 decrease from the $16,805 balance at December 31, 2005. This decrease was primarily the result of cash used in operating activities which were expenses incurred primarily to enable the Registrant to satisfy the requirements of a reporting company net of the proceeds from the issuance of a note payable to a stockholder of the Company. The Registrant's working capital position at December 31, 2006 was ($21,867) as compared to a December 31, 2005 balance of $3,424.

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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses in 2006 and 2005. At December 31, 2006, the Company had an accumulated deficit of $21,867. Net cash used in operating activities was $23,865 in 2006 and $14,559 in 2005. At December 31, 2006, the Company had cash and cash equivalents of $12,940. The Company has no revenue generating operations and has limited cash resources available. Additionally the Company has a working capital deficiency of $21,867 at December 31, 2006. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Our auditors have included a "going concern" qualification in their auditors' report for the year ended December 31, 2006. Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company's obligations through December 31, 2007 by obtaining additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         (b) Results of Operations for the Year Ended December 31, 2006, Compared to the Year Ended December 31, 2005.

         The Registrant incurred a net loss of $25,291 in the current year versus a net loss of $23,340 in the prior year. Interest income increased $65 to $247 primarily due to higher average cash balances. General and administrative expenses were $25,538 compared to $23,522 in the prior year, an increase of $2,016. General and administrative expenses were incurred primarily to enable the Registrant to satisfy the requirements of a reporting company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. In connection with the preparation of this report for the year ended December 31, 2006, our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

         However, as a company with limited capital and human resources, our management has identified that there is a lack of segregation of duties due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions. Management believes that due to the minimal level of operations of the Company, the risks associated with such lack of segregation of duties are not significant, and that to segregate duties more clearly do not justify the associated added expense. Management will continue to periodically assess the cost versus benefit of adding the resources that would remedy or mitigate this situation.

         Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter of the year ended December 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

         Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal controls beginning with our Form 10-KSB for the fiscal year ending on December 31, 2007, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-KSB for the fiscal year ending on December 31, 2008. We plan to dedicate significant resources, including management time and effort, and to incur substantial costs in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our senior management. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

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

ITEM 8B. Other Information

         None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a)      Identity of Officers and Directors

         During the fiscal year ended December 31, 2006, the Registrant had three (3) directors and two (2) officers as follows:

Name                        Age       Position and Offices Held              Director Since
----                        ---       -------------------------              --------------
Pasquale Catizone           66        President, Director                    May 1988

Daniel Generelli            43        Secretary, Treasurer, Director         October 1, 2001

Robert L. Miller            50        Director                               March 12, 2002

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

         Daniel Generelli. Mr. Generelli has been the Registrant's Secretary, Treasure, Chief Financial Officer, and a director since October 1, 2001. Since February 1, 2002, Mr. Generelli has been employed as a data base analyst in the Totowa, New Jersey office of IMS Health Inc., a New York Stock Exchange listed firm engaged in data management and processing. Simultaneously therewith and since 1995, Mr Generelli has been the Secretary, Treasurer, and a director of Creative Beauty Supply, Inc., a retail and wholesale beauty supply distributor in Totowa, New Jersey. Prior thereto from December 1989 to July 1996, Mr. Generelli was Secretary, Treasurer, and a director of J & E Beauty Supply, Inc., a retail and wholesale beauty supply distributor. Prior thereto since 1984, Mr. Generelli was employed as a distribution supervisor by Tags Beauty Supply, a retail and wholesale beauty supply distributor in Fairfield, New Jersey. Mr. Generelli received a Bachelor of Science degree in Business Administration from Ramapo College of New Jersey in June 1984.

         Robert L. Miller. Mr. Miller joined the Company's Board of Directors on March 12, 2002. Since June 1995, he has been President of Trippoak Advisors, Inc., and President of The Trippoak Group, Inc. (since May 2002), where he has worked as a consultant and private investor. Since May 1999, he has also been Chairman of DM Management, LLC, where he has worked as an investment advisor.

         Other than Mr. Catizone and Mr. Generelli, the Company did not have any significant employees as of the date of this Report. There were no family relationships between any of the officers or directors of the Company. During the fiscal year covered by this Report, there were no changes to the procedures by which security holders could recommend nominees to the Company's Board of Directors.

         At this time, the Company does not have an audit committee because the Company has not engaged in any business operations for at least the last four years. The Company's Board of Directors acts as the Company's audit committee. Similarly, the Company's Board of Directors has determined that the Company does not have an audit committee financial expert as defined under Securities and Exchange Commission rules.

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

ITEM 10. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

         As noted in the "Risk Factors" section above, as of the date of this report, while seeking a business combination, the Registrant's management anticipates devoting up to five (5) hours per month to the business of the Registrant. The Registrant's current officers and directors do not receive any compensation for their services rendered to the Registrant, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with the Registrant.

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

         The Registrant has not entered into any employment agreements with any of its officers, directors, or other persons, and no such agreements are anticipated in the immediate future.

         The Registrant has no other executive compensation elements which would require the inclusion of tabular disclosure or narrative discussion.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 6, 2007 certain information regarding the ownership of the Common Stock by (i) each person known by the Registrant to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of the Registrant's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of the Registrant's Executive Officers and Directors as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided. In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.


Name and Address                                     Amount and Nature
of Beneficial Owner                               of Beneficial Ownership                    Percentage of Class
------------------------------------------ --------------------------------------- ----------------------------------------
Pasquale Catizone (1)(3)                                 5,147,815                                 27.05%
266 Cedar Street
Cedar Grove, NY 07009

Carmine Catizone (2)(3)                                  4,000,000                                 21.02%
10 1/2 Walker Avenue
Morristown, NJ 07960

Robert L. Miller (4)                                     3,750,000                                 19.70%
94 Anderson Avenue
Demarest, NJ 07627

Shawshank Holdings, Limited (5)                          3,750,000                                 19.70%
94 Anderson Avenue
Demarest, NJ 07627

Daniel Generelli                                            50,000                                     *
c/o Baynon International Corp.
266 Cedar Street
Cedar Grove, NY 07009

Joseph Conforte                                          1,000,000                                  5.25%
5465 Green Palms Street
Las Vegas, Nevada

Barbara Catizone                                         1,000,000                                  5.25%
266 Cedar Street
Cedar Grove, NJ 07009

Robyn Conforth                                           1,850,000                                  9.72%
266 Cedar Street
Cedar Grove, NJ 07009

Gina Conforth                                            1,000,000                                  5.25%
266 Cedar Street
Cedar Grove, NJ 07009

Teresa Catizone                                          1,000,000                                  5.25%
7 Logan Place
Morristown, NJ 07960

Raffaele Catizone                                        1,000,000                                  5.25%
7 Logan Place
Morristown, NJ 07960

All Executive Officers and                               8,947,815                                 47.01%
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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

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

         Director Independence

         There has been no trading market for the Registrant's Common Stock for at least the last three years. As such, there are no applicable standards to determine whether the Company's directors are independent. Nevertheless, the Company has one director who the Registrant believes is independent under the NASDAQ Marketplace Rules and those standards applicable to companies trading on NASDAQ.

         Specifically, Mr. Miller has not:

         - been at any time during the past three years, employed by the Registrant or by any parent or subsidiary of the Registrant;

         - accepted or had a family member who accepted any compensation from the Registrant in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence;

         - been a family member of an individual who is, or at any time during the past three years was, employed by the Registrant as an executive officer;

         - been, or had a Family Member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Registrant made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more;

         - been, or had a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Registrant serve on the compensation committee of such other entity; or

         - been, or had a family member who is, a current partner of the Registrant 's outside auditor, or was a partner or employee of the Registrant 's outside auditor who worked on the Registrant 's audit at any time during any of the past three years.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

         The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2006 and 2005, for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Gutilla, P.C. ("RMSB&G"), for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years were $8,950 and $8,250, respectively.

(2) AUDIT-RELATED FEES

         The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 for assurance and related services by RMSB&G that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $0 and $0, respectively.

(3) TAX FEES

         The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 for professional services rendered by RMSB&G for tax compliance, tax advice, and tax planning for that fiscal year were $0 and $0, respectively.

(4) ALL OTHER FEES

         The aggregate fees billed in each of the fiscal years ended December 31, 2006 and 2005, for products and services provided by RMSB&G other than those services reported above, for that fiscal year were $0 and $0, respectively.

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


BAYNON INTERNATIONAL CORP.


By: /s/ PASQUALE CATIZONE
    -------------------------------
    Pasquale Catizone, President
    (Principal Executive Officer)
    Dated: March 12, 2007


         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ PASQUALE CATIZONE
    -------------------------------
    Pasquale Catizone,
    President
    (Principal Executive Officer)
    Dated: March 12, 2007


By: /s/ DANIEL GENERELLI
    -------------------------------
    Daniel Generelli
    Secretary, Treasurer
    (Principal Financial Officer, Principal Accounting Officer)
    Dated: March 12, 2007


By: /s/ ROBERT L. MILLER
    -------------------------------
    Robert L. Miller
    Director
    Dated: March 12, 2007

                           BAYNON INTERNATIONAL CORP.
                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    F-1

FINANCIAL STATEMENTS:

   Balance Sheets                                                          F-2

   Statements of Operations                                                F-3

   Statements of Changes in Stockholders' Equity (Deficiency)              F-4

   Statements of Cash Flows                                                F-5

   Notes to Financial Statements                                           F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Baynon International Corporation

We have audited the accompanying balance sheets of Baynon International Corporation (formerly Technology Associates Corporation) (the "Company") as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses, lack of revenue generating operations, limited cash resources available to it and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.


Saddle Brook, New Jersey
March 12, 2007


                           BAYNON INTERNATIONAL CORP.

                                 BALANCES SHEETS
                           DECEMBER 31, 2006 AND 2005


                                                                         2006           2005
                                                                     ------------   ------------
                                     ASSETS

Current Assets:
     Cash and cash equivalents                                       $     12,940   $     16,805
                                                                     ------------   ------------

              Total Current Assets                                         12,940         16,805
                                                                     ------------   ------------

Total Assets                                                         $     12,940   $     16,805
                                                                     ============   ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
     Accounts payable and accrued expenses                           $     14,745   $     13,381
     Convertible note payable - stockholder                                20,000             --
     Accrued interest - stockholder                                            62             --
                                                                     ------------   ------------

              Total Current Liabilities                                    34,807         13,381
                                                                     ------------   ------------

Total Liabilities                                                          34,807         13,381
                                                                     ------------   ------------

Stockholders' Equity (Deficiency):
     Common stock, $.001 par value, 50,000,000 shares
         authorized, 19,032,692 shares issued and outstanding              19,033   $     19,033
     Additional paid-in capital                                           117,500        117,500
     Accumulated deficit                                                 (158,400)      (133,109)
                                                                     ------------   ------------

              Total Stockholders' (Deficiency) Equity                     (21,867)         3,424
                                                                     ------------   ------------

Total Liabilities and Stockholders' (Deficiency) Equity              $     12,940   $     16,805
                                                                     ============   ============

    The accompanying notes are an integral part of these financial statements


                           BAYNON INTERNATIONAL CORP.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                          2006           2005
                                                      ------------   ------------
Revenues                                              $         --   $         --
                                                      ------------   ------------

Cost of Revenue                                                 --             --
                                                      ------------   ------------

Gross Profit                                                    --             --
                                                      ------------   ------------
Other Costs:
    General and administrative expenses                     25,476         23,522
                                                      ------------   ------------

              Total Other Cost                              25,476         23,522
                                                      ------------   ------------

Operating loss                                             (25,476)       (23,522)
                                                      ------------   ------------
Other Income (Expense):
    Interest income                                            247            182
    Interest expense - stockholder                             (62)            --
                                                      ------------   ------------

              Total Other Income (Expense)                     185            182
                                                      ------------   ------------

Net loss                                              $    (25,291)  $    (23,340)
                                                      ============   ============
Earnings (Loss) Per Share:
    Basic and diluted earnings (loss) per
        common share                                  $       0.00   $       0.00
                                                      ============   ============

    Basic and diluted common shares
        outstanding                                     19,032,692     17,734,062
                                                      ============   ============

    The accompanying notes are an integral part of these financial statements


                           BAYNON INTERNATIONAL CORP.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                         Common Stock
                                       $ .001 Par Value
                                  ---------------------------
                                                    Common       Additional
                                     Number         Stock          Paid-in      Accumulated
                                    of Shares       Amount         Capital        Deficit         Total
                                  ------------   ------------   ------------   ------------   ------------
Balance - January 1, 2005           17,532,692   $     17,533   $    104,000   $   (109,769)  $     11,764

Issuance of common stock             1,500,000          1,500         13,500             --         15,000

Net loss for the year ended
   December 31, 2005                                                                (23,340)       (23,340)
                                  ------------   ------------   ------------   ------------   ------------

Balance - December 31, 2005         19,032,692         19,033        117,500       (133,109)         3,424

Net loss for the year ended
   December 31, 2006                                                                (25,291)       (25,291)
                                  ------------   ------------   ------------   ------------   ------------

Balance - December 31, 2006         19,032,692   $     19,033   $    117,500   $   (158,400)  $    (21,867)
                                  ============   ============   ============   ============   ============

    The accompanying notes are an integral part of these financial statements


                           BAYNON INTERNATIONAL CORP.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                    2006           2005
                                                                ------------   ------------
Cash Flows from Operating Activities:
     Net loss                                                   $    (25,291)  $    (23,340)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
          Increase in accounts payable
            and accrued expenses                                       1,364          8,781
          Increase in accrued interest, stockholder                       62             --
                                                                ------------   ------------

              Net cash used in operating activities                  (23,865)       (14,559)
                                                                ------------   ------------

Cash Flows from Financing Activities:
     Proceeds from note payable, stockholder                          20,000             --
     Proceeds from issuance of common stock                               --         15,000
                                                                ------------   ------------

              Net cash from financing activities                      20,000         15,000
                                                                ------------   ------------

Net (Decrease) Increase in Cash and Cash Equivalents                  (3,865)           441

Cash and Cash Equivalents, beginning of year                          16,805         16,364
                                                                ------------   ------------

Cash and Cash Equivalents, end of year                          $     12,940   $     16,805
                                                                ============   ============
Supplemental Disclosures of Cash Flow Information:
     Cash paid during year for:
              Interest                                          $         --   $         --
                                                                ============   ============
              Taxes                                             $         --   $         --
                                                                ============   ============

   The accompanying notes are an integral part of these financial statements.

                           BAYNON INTERNATIONAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company

         Baynon International Corporation (formally known as Technology Associates Corporation and hereinafter referred to as the "Company"), was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking. On December 28, 1989, the Company reincorporated under the laws of the State of Nevada. The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board. The Company has not engaged in any business operations for at least the last five fiscal years and has no operations to date.

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

         Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses in 2006 and 2005. At December 31, 2006, the Company had an accumulated deficit of $21,867. Net cash used in operating activities was $23,865 in 2006 and $14,559 in 2005. At December 31, 2006, the Company had cash and cash equivalents of $12,940. The Company has no revenue generating operations and has limited cash resources available. Additionally the Company has a working capital deficiency of $21,867 at December 31, 2006. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company's obligations through December 31, 2007 by obtaining additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain ita operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         Cash Equivalents

         For financial statement purposes, short-term investments with an original maturity of ninety days or less and highly liquid investments are considered cash equivalents. Cash equivalents consist of a money market account.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Earning (Loss) Per Share

         The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earning Per Share". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of net income per share, as their effect would be anti-dilutive:

                                                               December 31,
                                                            2006         2005
                                                         -----------------------

         Convertible note payable and accrued
             interest - stockholder (weighted average)       98,936          --
                                                         ======================

         Recently Issued Accounting Standards

         The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations" in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. This guidance did not have a material affect on the Company's financial statements.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement did not have a material effect on its reporting.

         In July 2006, the FASB has published FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes", to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 will apply to fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on the Company's financial condition or results of operations.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. The implementation of this guidance is not expected to have any impact on the Company's financial statements

         In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements", to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 will be effective for the Company in its fiscal year ending June 30, 2007. The adoption of SAB 108 is not expected to have a material effect on the Company's financial condition or results of operations.

         In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", an amendment of FASB Statements No. 87, 88, 106, and 132 ( R ). SFAS No. 158 requires companies to recognize the over-funded or under-funded status of their defined benefit postretirement plans as an asset or liability and to recognize changes in that fund status in the year in which the changes occur through comprehensive income. The will adopt SFAS No. 158 on December 31, 2006. The adoption of SFAS No. 158 is not expected to have a material effect on the Company's financial condition or results of operations.

2.  CONVERTIBLE NOTE PAYABLE - STOCKHOLDER

         On December 13, 2006, the Company issued an unsecured note payable to a stockholder in exchange for $20,000 in cash, in order for the Company to pay current invoices. The note bears interest at 6% per annum and matures on December 13, 2007. The stockholder has the option to convert the note and accrued interest into the Company's common stock at $.01 per share. The option expires on December 13, 2007.

         At December 31, 2006, interest expense and accrued interest on the note was $62.

3.  COMMON STOCK

         The authorized capital stock of the Company consist of 50,000,000 shares of common stock, par value $.001 per share, of which 19,032,692 shares were issued and outstanding at December 31, 2006 and 2005, respectively.

         On November 12, 2005, the Company issued 750,000 shares of common stock to each of its president and a board member for total proceeds of $15,000.

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

3.  INCOME TAXES

         The component of deferred tax assets at December 31, 2006 and 2005 is as follows:

                                                      2006          2005
                                                   ----------    ----------
              Net operating loss carry forward     $   50,800    $   39,800

              Less: Valuation allowance               (50,800)      (39,800)
                                                   ----------    ----------
                                                   $       --    $       --
                                                   ==========    ==========

         A 100% valuation allowance was provided at December 31, 2006 and 2005 as it is uncertain if the deferred tax assets would be utilized. The increase in the valuation allowance was solely due to the increase in the net operating loss carry forward.

         At December 31, 2006, the Company has unused federal net operating loss carry forwards of approximately $155,000 expiring between 2018 and 2026 and unused New Jersey net operating loss carry forwards of approximately $139,000 expiring between 2007 and 2014.