Form 10QSB
period 2007-03-31
BAYNON INTERNATIONAL CORP
filed 2007-05-10
CIK 1089598

================================================================================

                        BAYNON INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007

                                   FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ______________ .

Commission file number  000-26653

                        BAYNON INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Nevada                            88-0285718
         -------------------------------           -------------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)           Identification No.)

                 266 Cedar Street,
              Cedar Grove, New Jersey                      07009
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

Class   Common Stock, $0.001 par value   Outstanding at May 7, 2007:  19,032,692

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes  [ ] No

================================================================================

                        BAYNON INTERNATIONAL CORPORATION

Index                                                                   Page No.
                                                                        --------

Part I    Financial Information

Item 1    Financial Statements:
          Balance Sheets - March 31, 2007 (Unaudited) and
          December 31, 2006 (audited)                                        3

          Unaudited Statements of Operations - For the Three Months
          Ended March 31, 2007                                               4

          Unaudited Statements of Cash Flows - For the Three Months
          Ended March 31, 2007                                               5

          Notes to Financial Statements                                      6

Item 2    Management's Discussion and Analysis or Plan of Operation          8

Item 3    Controls and Procedures                                            9

Part II   Other Information

Item 6    Exhibits                                                           9

                           BAYNON INTERNATIONAL CORP.

                                 BALANCE SHEETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 2007            2006
                                                             ------------    ------------
                                                              (UNAUDITED)      (AUDITED)
                          ASSETS

Current Assets:
   Cash and cash equivalents                                 $      8,805    $     12,940
                                                             ------------    ------------
        Total Current Assets                                        8,805          12,940
                                                             ------------    ------------
Total Assets                                                 $      8,805    $     12,940
                                                             ============    ============
           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable and accrued expenses                     $     21,167    $     14,745
   Convertible note payable, stockholder                           20,000          20,000
   Accrued interest, stockholder                                      358              62
                                                             ------------    ------------
        Total Current Liabilities                                  41,525          34,807
                                                             ------------    ------------
Total Liabilities                                                  41,525          34,807
                                                             ------------    ------------
Stockholders' Deficiency:
   Common stock, $.001 par value, 50,000,000 shares
    authorized, 19,032,692 shares issued and outstanding           19,033          19,033
   Additional paid-in capital                                     117,500         117,500
   Accumulated deficit                                           (169,253)       (158,400)
                                                             ------------    ------------
        Total Stockholders' Deficiency                            (32,720)        (21,867)
                                                             ------------    ------------
Total Liabilities and Stockholders' Deficiency               $      8,805    $     12,940
                                                             ============    ============

    The accompanying notes are an integral part of these financial statements

                           BAYNON INTERNATIONAL CORP.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                   (UNAUDITED)

                                                                 2007            2006
                                                             ------------    ------------
Revenues                                                     $          -    $          -

Cost of Revenues                                                        -               -
                                                             ------------    ------------
Gross Profit                                                            -               -
                                                             ------------    ------------
Other Costs:
   General and administrative expenses                             10,704           7,141
                                                             ------------    ------------
        Total Other Costs                                          10,704           7,141
                                                             ------------    ------------
Other Income (Expense):
   Interest income                                                    147             103
   Interest expense - stockholder                                    (296)              -
                                                             ------------    ------------
        Total Other Income (Expense)                                 (149)            103
                                                             ------------    ------------
Net Loss                                                     $    (10,853)   $     (7,038)
                                                             ============    ============
Earnings (loss) per share:
 Basic and diluted earnings (loss)
  per share                                                  $       0.00    $       0.00
                                                             ============    ============
 Basic and diluted weighted average
  common shares outstanding                                    19,032,692      19,032,692
                                                             ============    ============

    The accompanying notes are an integral part of these financial statements

                           BAYNON INTERNATIONAL CORP.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                   (UNAUDITED)

                                                                 2007            2006
                                                             ------------    ------------
Cash Flows from Operating activities:
Net loss                                                     $    (10,853)   $     (7,038)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Increase in accounts payable and
   accrued expenses                                                 6,718           2,108
                                                             ------------    ------------
        Net cash used in operating activities                      (4,135)         (4,930)
                                                             ------------    ------------
Cash Flows from Investing Activities                                    -               -
                                                             ------------    ------------
Cash Flows from Financing Activities                                    -               -
                                                             ------------    ------------
Decrease in Cash and Cash Equivalents                              (4,135)         (4,930)

Cash and Cash Equivalents, beginning of period                     12,940          16,805
                                                             ------------    ------------
Cash and Cash Equivalents, end of period                     $      8,805    $     11,875
                                                             ============    ============
Supplemental Disclosures of Cash Flow Information:

  Cash paid during year for:
            Interest                                         $          -    $          -
                                                             ============    ============
            Income Taxes                                     $          -    $          -
                                                             ============    ============

    The accompanying notes are an integral part of these financial statements

                           BAYNON INTERNATIONAL CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2007

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

                                                          March 31,
                                                ----------------------------
                                                    2007            2006
                                                ------------    ------------
Convertible note payable and accrued
  interest - stockholder (weighted average)        2,013,660               -
                                                ============    ============

                           BAYNON INTERNATIONAL CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2007

2. INTERIM PRESENTATION

The December 31, 2006 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2007, its results of operations for the three months ended March 31, 2007 and 2006 and its cash flows for the three months ended March 31, 2007 and 2006.

The statements of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2006.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing operating losses and has an accumulated deficit of $169,253 at March 31, 2007. The Company has no revenue generating operations and has limited cash resources available. Additionally, the Company has a working capital deficiency of $32,720 at March 31, 2007.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that it will be able to achieve a satisfactory level of liquidiity to meet the Company's obligations through December 31, 2007 by obtaining additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4. CONVERTIBLE NOTE PAYABLE - STOCKHOLDER

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

At March 31, 2007, accrued interest on the note was $358. Interest expense amounted to $296 for the three months ended March 31, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures included elsewhere in this Form 10-QSB, are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate the estimates used, including those related to impairments of tangible and intangible assets, income taxes, accruals, and contingencies. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2007, the Company had a cash balance of $8,805 which represents a $4,135 decrease from the $12,940 balance at December 31, 2006. This decrease was primarily the result of cash used in operating activities which were expenses incurred primarily to enable the Registrant to satisfy the requirements of a reporting company net of the proceeds from the issuance of a note payable to a stockholder of the Company. The Company's working capital position at March 31, 2007 was a deficit of ($32,720) as compared to a deficit of ($21,867) at December 31, 2006.

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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses in 2006 and 2005. At March 31, 2007, the Company had an accumulated deficit of $169,253. Net cash used in operating activities was $4,135 for the three months ended March 31, 2007. At March 31, 2007, the Company had cash and cash equivalents of $8,805. The Company has no revenue generating operations and has limited cash resources available. Additionally the Company has a working capital deficiency of $32,720 at March 31, 2007. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Our auditors have included a "going concern" qualification in their auditors' report for the year ended December 31, 2006. Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company's obligations through December 31, 2007 by obtaining additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 compared to March 31, 2006

         The Registrant incurred a net loss of $10,853 for the 2007 period versus a net loss of $7,038 for the 2006 period. General and administrative expenses were $10,704 in the 2007 period compared to $7,141 in the 2005 period, a decrease of $3,609. General and administrative expenses were incurred primarily to enable the Registrant to satisfy the requirements of a reporting company. The expenses were lower in 2006 due to increased accounting, auditing and legal expenses. Interest income increased $44 to $147 primarily due to higher cash balances. Interest expense in 2007 of $296 represents interest on a convertible note payable to a stockholder.

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

                                              BAYNON INTERNATIONAL CORPORATION
                                              Registrant


Date: May 7, 2007                             By:  /s/ PASQUALE CATIZONE
                                                   -----------------------------
                                                   Pasquale Catizone,
                                                   President and Chairman
                                                   (on behalf of the registrant)