Form 10QSB
period 2007-06-30
BAYNON INTERNATIONAL CORP
filed 2007-08-10
CIK 1089598

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2007
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________  to ______________


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


                                 Not applicable
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


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

Class Common Stock, $0.001 par value Outstanding at July 27, 2007: 19,032,692

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes   [ ]  No

                        BAYNON INTERNATIONAL CORPORATION

Index                                                                   Page No.


Part I      Financial Information

Item 1      Financial Statements (Unaudited):

            Balance Sheets as of June 30, 2007 and December 31, 2006         3

            Statements of Operations for the three months ended
            June 30, 2007 and 2006 and for the six months ended
            June 30, 2007 and 2006                                           4

            Statements of Cash Flows for the six months ended
            June 30, 2007 and 2006                                           5

            Notes to Unaudited Financial Statements                          6

Item 2      Management's Discussion and Analysis or Plan of Operation        8

Item 3      Controls and Procedures                                          9

Part II     Other Information

Item 6      Exhibits                                                        10


                           BAYNON INTERNATIONAL CORP.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                  JUNE 30,      DECEMBER 31,
                                                                    2007            2006
                                                                ------------    ------------
ASSETS
Current Assets:
Cash and Cash Equivalents                                       $      7,585    $     12,940
                                                                ------------    ------------

Total Current Assets                                                   7,585          12,940
                                                                ------------    ------------

Total Assets                                                    $      7,585    $     12,940
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current Liabilities:
Accounts Payable and Accrued Expenses                           $     24,767    $     14,745
Convertible Note Payable - Stockholder                                20,000          20,000
Accrued Interest - Stockholder                                           657              62
                                                                ------------    ------------

Total Current Liabilities                                             45,424          34,807
                                                                ------------    ------------

Total Liabilities                                                     45,424          34,807
                                                                ------------    ------------
Stockholders' Deficiency:
Common stock, $.001 par value, 50,000,000 shares
authorized, 19,032,692 shares issued and
outstanding at June 30, 2007 and December 31, 2006                    19,033          19,033
Additional paid-in capital                                           117,500         117,500
Accumulated Deficit                                                 (174,372)       (158,400)
                                                                ------------    ------------

Total Stockholders' Deficiency                                       (37,839)        (21,867)
                                                                ------------    ------------

Total Liabilities and Stockholders' Equity                      $      7,585    $     12,940
                                                                ============    ============

The accompanying notes are an integral part of these financial statements.


                           BAYNON INTERNATIONAL CORP.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             Three Months Ended June 30        Six Months Ended June 30,
                                            ----------------------------    ----------------------------
                                                2007            2006            2007            2006
                                            ------------    ------------    ------------    ------------
Revenues                                    $         --    $         --    $         --    $         --

Cost of Revenue                                       --              --              --              --
                                            ------------    ------------    ------------    ------------

Gross Profit                                          --              --              --              --
                                            ------------    ------------    ------------    ------------
Other Costs:
General and Administrative Expenses                4,892           6,564          15,596          13,705
                                            ------------    ------------    ------------    ------------

Total Other Costs                                  4,892           6,564          15,596          13,705
                                            ------------    ------------    ------------    ------------

Operating Loss                                    (4,892)         (6,564)        (15,596)        (13,705)

Other Income:
Interest Income                                       72              35             219             138
Interest Expense                                    (299)             --            (595)             --
                                            ------------    ------------    ------------    ------------
Total Other Income                                  (227)             35            (376)            138


Net Loss                                    $     (5,119)   $     (6,529)   $    (15,972)   $    (13,567)
                                            ============    ============    ============    ============

Earnings (Loss) Per Share:
Basic and diluted earnings (loss)
per common share                            $         --    $         --    $         --    $         --
                                            ============    ============    ============    ============
Basic and diluted common shares
outstanding                                   19,032,692      19,032,692      19,032,692      19,032,692
                                            ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.


                           BAYNON INTERNATIONAL CORP.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

                                                          2007            2006
                                                      ------------    ------------
Cash Flows from Operating Activities:
Net Loss                                              $    (15,972)   $    (13,567)
Adjustments to reconcile net loss to net cash used
in operating activities:
Increase in accounts payable and
accrued expenses                                            10,617           1,619
                                                      ------------    ------------

Net cash used in Operating Activities                       (5,355)        (11,948)
                                                      ------------    ------------

Cash Flows from Investing Activities                            --              --
                                                      ------------    ------------

Cash Flows from Financing Activities                            --              --
                                                      ------------    ------------

Decrease in Cash and Cash Equivalents                       (5,355)        (11,948)

Cash and Cash Equivalents, beginning of period              12,940          16,805
                                                      ------------    ------------

Cash and Cash Equivalents, end of period              $      7,585    $      4,857
                                                      ============    ============

Supplemental Disclosures of Cash Flow Information:

Cash paid during year for:
Interest                                              $         --    $         --
                                                      ============    ============
Taxes                                                 $         --    $         --
                                                      ============    ============

The accompanying notes are an integral part of these financial statements.

                           BAYNON INTERNATIONAL CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

1.       THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                                                June 30,
                                                          2007            2006
                                                      ------------    ------------
Convertible note payable and accrued
    interest - stockholder (weighted average)            2,026,650              --
                                                      ============    ============

                           BAYNON INTERNATIONAL CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2007

2.       INTERIM PRESENTATION

The December 31, 2006 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2007, its results of operations for the three and six months ended June 30, 2007 and 2006 and its cash flows for the three months ended June 30, 2007 and 2006.

The statements of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2006.

3.       GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing operating losses and has an accumulated deficit of $174,372 at June 30, 2007. The Company has no revenue generating operations and has limited cash resources available. Additionally, the Company has a working capital deficiency of $37,839 at June 30, 2007.

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

At June 30, 2007, accrued interest on the note was $657. Interest expense amounted to $299 and $595 for the three and six months ended June 30, 2007, respectively.

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

Liquidity and Capital Resources

         At June 30, 2007, the Company had a cash balance of $7,585 which represents a $5,355 decrease from the $12,940 balance at December 31, 2006. This decrease was primarily the result of cash used in operating activities which were expenses incurred primarily to enable the Registrant to satisfy the requirements of a reporting company net of the proceeds from the issuance of a note payable to a stockholder of the Company. The Company's working capital position at June 30, 2007 was a deficit of $37,839 as compared to its position at December 31, 2006 of $21,867.

         We believe that we will be able to fund our operations through December 2007. Any cash shortfalls that might arise is expected to be funded by the officers and management of the Company as needed.

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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses in 2006 and 2005. At June 30, 2007, the Company had an accumulated deficit of $37,839. Net cash used in operating activities was $5,355 for the six months ended June 30, 2007. At June 30, 2007, the Company had cash and cash equivalents of $7,585. The Company has no revenue generating operations and has limited cash resources available. Additionally the Company has a working capital deficiency of $37,839 at June 30, 2007. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Our auditors have included a "going concern" qualification in their auditors' report for the year ended December 31, 2006. Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company's obligations through December 31, 2007 by obtaining additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Results of Operations

Six months ended June 30, 2007 compared to six months ended June 30, 2006

         The Registrant incurred a net loss of $15,972 for the 2007 period versus a net loss of $13,567 for the 2006 period. General and administrative expenses were $15,596 in the 2007 period compared to $13,705 in the 2006 period, an increase of $1,891. General and administrative expenses were incurred primarily to enable the Registrant to satisfy the requirements of a reporting company. The expenses were higher in 2007 due to an increase in accounting, auditing and legal costs. Interest income increased $81 to $219 primarily due to higher cash balances. Interest expense in 2007 of $595 represents interest on a convertible note payable to a stockholder.

Three months ended June 30, 2007 compared to three months ended June 30, 2006

         The Registrant incurred a net loss of $5,119 for the 2007 period versus a net loss of $6,529 for the 2006 period. General and administrative expenses were $4,892 in the 2007 period compared to $6,564 in the 2006 period, a decrease of $1,672. General and administrative expenses were incurred primarily to enable the Registrant to satisfy the requirements of a reporting company. Interest income increased $37 to $72 primarily due to higher cash balances. Interest expense in 2007 of $229 represents interest on a convertible note payable to a stockholder.


Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
-------------------------------------------------
Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of the end of the period covered by this quarterly report. Based on that evaluation, they have concluded that our current disclosure controls and procedures are effective in providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

         While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well designed and administered.

Changes in Internal Controls.
-----------------------------
There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

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


                                       BAYNON INTERNATIONAL CORPORATION
                                       Registrant


Date: August 10, 2007                  By: /s/ PASQUALE CATIZONE
                                           -------------------------------------
                                           Pasquale Catizone,
                                           President and Chairman
                                           (on behalf of the registrant)