Form 10QSB
period 2007-09-30
BAYNON INTERNATIONAL CORP
filed 2007-11-14
CIK 1089598

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to __________.


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


Check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.001 par value Outstanding at November 9, 2007:19,032,692

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

                        BAYNON INTERNATIONAL CORPORATION

Index                                                                   Page No.


Part I   Financial Information

Item 1   Financial Statements (Unaudited):

         Balance Sheets as of September 30, 2007 and December 31, 2006        3

         Statements of Operations - For the three and nine months ended
         September 30, 2007 and 2006                                          4

         Statements of Cash Flows - For the nine Months Ended
         September 30, 2007 and 2006                                          5

         Notes to Unaudited Financial Statements                              6

Item 2   Management's Discussion and Analysis or Plan of Operation            8

Item 3   Controls and Procedures                                              9

Part II  Other Information

Item 6   Exhibits                                                            10


                        BAYNON INTERNATIONAL CORPORATION
                         FINANCIAL STATEMENTS AND NOTES
                               SEPTEMBER 30, 2007



                           BAYNON INTERNATIONAL CORP.
                                 BALANCE SHEETS


                                                            September 30,     December 31,
                                                                2007              2006
                                                           --------------    --------------
                                                            (Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents                                  $        7,599    $       12,940
                                                           --------------    --------------

Total Current Assets                                                7,599            12,940
                                                           --------------    --------------

Total Assets                                               $        7,599    $       12,940
                                                           ==============    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts Payable and Accrued Expenses                      $       36,535    $       14,745
Convertible Note Payable - Stockholder                             20,000            20,000
Accrued Interest -  Stockholder                                       960                62
                                                           --------------    --------------

Total Current Liabilities                                          57,495            34,807
                                                           --------------    --------------

Total Liabilities                                                  57,495            34,807
                                                           --------------    --------------

Stockholders' Deficiency:
Common stock, $.001 par value, 50,000,000 shares
authorized, 19,032,692 shares issued and outstanding               19,033            19,033
Additional paid-in capital                                        117,500           117,500
Accumulated Deficit                                              (186,429)         (158,400)
                                                           --------------    --------------

Total Stockholders' Deficiency                                    (49,896)          (21,867)
                                                           --------------    --------------

Total Liabilities and Stockholders' Deficiency             $        7,599    $       12,940
                                                           ==============    ==============

    The accompanying notes are an integral part of these financial statements


                           BAYNON INTERNATIONAL CORP.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended                Nine Months Ended
                                                      September 30,                   September 30,
                                             -----------------------------     -----------------------------
                                                 2007             2006             2007             2006
                                             ------------     ------------     ------------     ------------
Revenues                                     $         --     $         --     $         --     $         --

Cost of Revenue                                        --               --               --               --
                                             ------------     ------------     ------------     ------------

Gross Profit                                           --               --               --               --
                                             ------------     ------------     ------------     ------------
Other Costs:
General and Administrative Expenses                11,769            8,175           27,365           21,880
                                             ------------     ------------     ------------     ------------

Total Other Cost                                   11,769            8,175           27,365           21,880
                                             ------------     ------------     ------------     ------------

Operating Loss                                    (11,769)          (8,175)         (27,365)         (21,880)
                                             ------------     ------------     ------------     ------------

Other Income (Expense):
Interest Income                                        14               32              233              170
Interest Expense                                     (302)              --             (897)              --
                                             ------------     ------------     ------------     ------------

           Total Other Income (Expense)              (288)              32             (664)             170
                                             ------------     ------------     ------------     ------------

Net Loss                                     $    (12,057)    $     (8,143)    $    (28,029)    $    (21,710)
                                             ============     ============     ============     ============

Earnings (Loss) Per Share:
    Basic and diluted earnings (loss) per
        common share                         $         --     $         --     $         --     $         --
                                             ============     ============     ============     ============
    Basic and diluted common shares
        outstanding                            19,032,692       19,032,692       19,032,692       19,032,692
                                             ============     ============     ============     ============

    The accompanying notes are an integral part of these financial statements


                           BAYNON INTERNATIONAL CORP.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


                                                          2007            2006
                                                      ------------    ------------
Cash Flows from Operating Activities:
Net loss                                              $    (28,029)   $    (21,710)
Adjustments to reconcile net loss to net cash used
in operating activities:
Increase in accounts payable and
accrued expenses                                            22,688           9,044
                                                      ------------    ------------

Net cash used in operating activities                       (5,341)        (12,666)
                                                      ------------    ------------

Cash Flows from Investing Activities                            --              --
                                                      ------------    ------------

Cash Flows from Financing Activities                            --              --
                                                      ------------    ------------

Decrease in Cash and Cash Equivalents                       (5,341)        (12,666)

Cash and Cash Equivalents, beginning of period              12,940          16,805
                                                      ------------    ------------

Cash and Cash Equivalents, end of period              $      7,599    $      4,139
                                                      ============    ============


Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest                                              $         --    $         --
                                                      ============    ============

Income Taxes                                          $         --    $         --
                                                      ============    ============

    The accompanying notes are an integral part of these financial statements

                           BAYNON INTERNATIONAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

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

                                                          September 30,
                                                   ----------------------------
                                                       2007            2006
                                                   ------------    ------------
Convertible note payable and accrued
    interest - stockholder  (weighted average)        2,066,000              --
                                                   ============    ============

2. INTERIM PRESENTATION

The December 31, 2006 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2007, its results of operations for the nine months ended September 30, 2007 and 2006 and its cash flows for the nine months ended September 30, 2007 and 2006.

The statements of operations for the nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2006.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company has incurred continuing operating losses and has an accumulated deficit of $186,429 at September 30, 2007. The company has no revenue generating operations and has limited cash resources available. Additionally, the Company has a working capital deficiency of $49,896 at September 30, 2007.

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

At September 30, 2007, accrued interest on the note was $960. Interest expense amounted to $302 and $897 for the three and nine months ended September 30, 2007, respectively.

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

Liquidity and Capital Resources

         At September 30, 2007, the Company had a cash balance of $7,599 which represents a $5,341 decrease from the $12,940 balance at December 31, 2006. This decrease was primarily the result of cash used in operating activities which were expenses incurred primarily to enable the Registrant to satisfy the requirements of a reporting company net of the proceeds from the issuance of a note payable to a stockholder of the Company. The Company's working capital position at September 30, 2007 was a deficit of $49,896 as compared to its position at December 31, 2006 of $21,867.

         We believe that we will be able to fund our operations through December 2007. Any cash shortfalls that might arise are expected to be funded by the officers and management of the Company as needed.

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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has continued incurring operating losses for many years. At September 30, 2007, the Company had an accumulated deficit of $186,429. Net cash used in operating activities was $5,341 for the nine months ended September 30, 2007. At September 30, 2007, the Company had cash and cash equivalents of $7,599. The Company has no revenue generating operations and has limited cash resources available. Additionally the Company has a working capital deficiency of $49,896 at September 30, 2007. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Our auditors have included a "going concern" qualification in their auditors' report for the year ended December 31, 2006. Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company's obligations through December 31, 2007 by obtaining additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Results of Operations

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

         The Registrant incurred a net loss of $28,029 for the 2007 period versus a net loss of $21,710 for the 2006 period. General and administrative expenses were $27,365 in the 2007 period compared to $21,880 in the 2006 period, an increase of $5,485. General and administrative expenses were incurred primarily to enable the Registrant to satisfy the requirements of a reporting company. The expenses were higher in 2007 due to an increase in accounting, auditing and legal costs. Interest income increased $63 to $233 primarily due to higher cash balances. Interest expense in 2007 of $897 represents interest on a convertible note payable to a stockholder.

Three months ended September 30, 2007 compared to three months ended September 30, 2006

         The Registrant incurred a net loss of $12,057 for the 2007 period versus a net loss of $8,143 for the 2006 period. General and administrative expenses were $11,769 in the 2007 period compared to $8,175 in the 2006 period, an increase of $3,594. General and administrative expenses were incurred primarily to enable the Registrant to satisfy the requirements of a reporting company. The expenses were higher in 2007 due to an increase in accounting, auditing and legal costs. Interest income decreased $18 to $14 primarily due to lower cash balances. Interest expense in 2007 of $302 represents interest on a convertible note payable to a stockholder.

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


                                       BAYNON INTERNATIONAL CORPORATION
                                       Registrant


Date: November 9, 2007             By: /s/ PASQUALE CATIZONE
                                       -----------------------------------------
                                       Pasquale Catizone, President and Chairman
                                       (on behalf of the registrant)