Form 10KSB
period 2007-12-31
BAYNON INTERNATIONAL CORP
filed 2008-03-31
CIK 1089598

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ____________ to ____________

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

Baynon's Telephone Number, Including Area Code: (973) 239-2952

Securities Registered Pursuant to Section 12(b) of the Exchange Act:
None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share
 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Baynon was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether Baynon is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Baynon's knowledge, in definitive proxy of information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Baynon's revenues for its most recent fiscal year: $ 0

The aggregate market value of the voting and non-voting common equity of Baynon held by non-affiliates of Baynon as of March 15, 2008, was
approximately $          . (1)

(1) As there has been no trading market for Baynon's Common Stock for at least the last two years, the per share value of $.01 was estimated based upon private placements by Baynon consummated in January and March 2002 and November 2005.

As of March 15, 2008, Baynon had 21,152,692 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Baynon International Corp., formerly known as "Technology Associates Corporation", was originally incorporated on February 29, 1968, under the laws of the Commonwealth of Massachusetts. On December 28, 1989, Baynon reincorporated under the laws of the State of Nevada. Baynon was formerly engaged in the technology marketing business. Baynon has not engaged in any business operations for at least the last five years. Baynon is considered a blank check company for purposes of this report. As defined in Section 7(b)(3) of the Securities Act of 1933, as amended, a blank check company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or an acquisition with an unidentified company or companies and is issuing "penny stock" securities as defined in Rule 3(a)(51) of the Securities Exchange Act of 1934, as amended.

Baynon's current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into Baynon. In certain instances, a target company may wish to become a subsidiary of Baynon or may wish to contribute or sell assets to Baynon rather than to merge. No assurances can be given that Baynon will be successful in identifying or negotiating with any target company. Baynon seeks to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

A business combination with a target company normally will involve the transfer to the target company of the majority of the issued and outstanding common stock of Baynon, and the substitution by the target company of its own management and board of directors. No assurances can be given that Baynon will be able to enter into a business combination, or, if Baynon does enter into such a business combination, no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

Baynon has not engaged in any business operations for at least the last five years. The current and proposed business activities described herein classify Baynon as a blank check company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Management does not intend to undertake any efforts to cause a market to develop in Baynon's securities until such time as Baynon has successfully implemented its business plan described herein.


ITEM 2. DESCRIPTION OF PROPERTY

Baynon has no properties and at this time has no agreements to acquire any properties. Baynon currently uses for its principal place of business the home office of Mr. Catizone, an officer and director of Baynon, at no cost to Baynon, an arrangement which management expects will continue until Baynon completes an acquisition or merger.


ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against Baynon.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information. There has been no trading market for Baynon's Common Stock for at least the last three years. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

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

If, after a merger or acquisition, Baynon does not meet the qualifications for listing on the Nasdaq SmallCap Market, Baynon's securities may be traded in the OTC Bulletin Board. The OTC market differs from national and regional stock exchanges in that it (1) is not cited in a single location but operates through communication of bids, offers and confirmations between broker-dealers; and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges. Baynon may apply for listing on the NASD OTC Bulletin Board or may offer its securities in what are commonly referred to as the "pink sheets" of the National Quotation Bureau, Inc. To qualify for listing on the NASD OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company for listing on the Bulletin Board.

If Baynon is unable initially to satisfy the requirements for quotation on the Nasdaq SmallCap Market or becomes unable to satisfy the requirements for continued quotation thereon, and trading, if any, is conducted in the OTC market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, Baynon's securities.

(b) Holders. There were approximately 540 record holders of Baynon's Common Stock as of March 15, 2008. The issued and outstanding shares of Baynon's common stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

(c) Dividends. Baynon has not paid any dividends in the past two years, and has no plans to do so for the foreseeable future.

Recent Sales of Unregistered Securities.

On December 12, 2007, the Board of Directors authorized the issuance of 2,120,000 shares of common stock in satisfaction of a note payable to a stockholder of $20,000 plus accrued interest of $1,200.

Purchases of Equity Securities by the Small Business Issuer and
Affiliated Purchasers

There were no purchases of equity securities by Baynon or affiliated purchasers during the fourth quarter of 2007.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Trends and Uncertainties

There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of the Baynon's financial statements.

Liquidity and Capital Resources

At December 31, 2007, Baynon had a cash balance of $14,513, which represents a $1,573 increase from the $12,940 balance at December 31, 2006. This increase was primarily the result of cash proceeds received from a note payable, stockholder which enable Baynon to satisfy the requirements of a reporting company. Baynon's working capital position at December 31, 2007 was ($25,019) as compared to a December 31, 2006 balance of $(21,867).

The focus of Baynon's efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate Baynon. Baynon has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. Baynon does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination, however, none of these opportunities were pursued. Baynon presently owns no real property and at this time has no intention of acquiring any such property. Baynon's sole expected expenses are comprised of professional fees primarily incident to its reporting requirements.

The accompanying financial statements have been prepared assuming Baynon will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $24,352 and $25,291 for the years ended December 31, 2007 and 2006, respectively, and a working capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern.

Management believes Baynon will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms. Baynon's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Baynon's operating results.

Results of Operations for the Year Ended December 31, 2007, Compared to the Year Ended December 31, 2006.

Baynon incurred a net loss of $24,352 in the current year versus a net loss of $25,291 in the prior year. General and administrative expenses were $23,409 compared to $25,476 in the prior year, a decrease of $2,067. General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior year, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon's ability to merge with an operating company, which might permit Baynon to avail itself of those advantages.

The accompanying financial statements have been prepared assuming Baynon will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $24,352 and $25,291 for the years ended December 31, 2007 and 2006, respectively, and a working capital deficiency which raises substantial doubt about Baynon's ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for Baynon, but cannot assure that such financing will be available on acceptable terms. Baynon's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Use of Estimates

The following discussion as well as disclosures included elsewhere in this Form 10-KSB, are based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Baynon continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements.
Baynon bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Baynon utilizes Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Recently Issued Accounting Standards

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"). SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of Baynon's first fiscal year that begins after September 15, 2006. SFAS No. 155 did not have a material effect on the financial position or results of operations of Baynon.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109,"Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. FIN 48 did not have a material effect on the financial position or results of operations of the Company.

In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements: (1) a brief description of the provisions of this Statement; (2) the date that adoption is required and (3) the date the employer plans to adopt the recognition provisions of this Statement, if earlier. The Company does not have a defined benefit plan and this pronouncement had no impact on Baynon's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material effect on Baynon's financial condition or results of operations.

FASB Staff Position (FSP) No. 00-19-2, Accounting for Registration Payment Arrangements, was issued in December 2006 to address an issuer's accounting for registration payment arrangement. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP and that continues to be outstanding at the adoption date, this guidance is effective for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. Retrospective application of the guidance in this FSP to financial statements for earlier interim or annual periods presented is not permitted. The adoption of FSP 00-19-2 did not have an impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The implementation of this guidance is not expected to have any impact on Baynon's financial statements.

In June 2007, the Emerging Issues Task Force ("EITF") issued EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," which provides guidance on the accounting for certain nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. This issue is effective prospectively for fiscal years beginning after December 15, 2007, or fiscal 2009 for Baynon. The implementation of this guidance is not expected to have any impact on Baynon's consolidated financial statements.

In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB Statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for Baynon beginning in fiscal 2009. Baynon is currently evaluating FAS 141(R), and has not yet determined the impact if any, FAS 141(R) will have on Baynon's results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.
51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The implementation of this guidance is not expected to have any impact on Baynon's consolidated financial statements.


ITEM 7. FINANCIAL STATEMENTS

Baynon's financial statements and associated notes are set forth beginning on page 18.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


ITEM 8A. CONTROLS AND PROCEDURES

Changes in Internal Controls

During the year ended December 31, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of December 31, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management of Baynon is responsible for establishing and maintaining adequate internal control over financial reporting as derived in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control Intergrated Framework as a basis for our assessment.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects Baynon's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of Baynon's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we did not identify any material weakness in our internal control over financial reporting. Therefore, it is our conclusion that Baynon's internal controls over financial reporting were effective as of December 31, 2007.

This annual report does not include an attestation report of Baynon's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Baynon's to provide only management's report in this annual report.


ITEM 8B. Other Information

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identity of Officers and Directors

During the fiscal year ended December 31, 2007, Baynon had three (3) directors and two (2) officers as follows:

Name                 Age     Position and Offices Held   Director Since
----                 ---     -------------------------   --------------
Pasquale Catizone    67        President, Director          May 1988

Daniel Generelli     44        Secretary, Treasurer     October 1, 2001
                                    Director

Robert L. Miller     51        Director                  March 12, 2002

Set forth below are the names of the directors and officers of Baynon, all positions and offices with Baynon held, the period during which he has served as such, and his business experience during at least the last five (5) years:

Pasquale Catizone. Mr. Catizone has been President and a Director of Baynon since May 1998. Mr. Catizone has been self-employed as a financial consultant for more than five (5) years.

Daniel Generelli. Mr. Generelli has been Baynon's Secretary, Treasure, Chief Financial Officer, and a director since October 1, 2001. Since February 1, 2002, Mr. Generelli has been employed as a data base analyst in the Totowa, New Jersey office of IMS Health Inc., a New York Stock Exchange listed firm engaged in data management and processing. Simultaneously therewith and since 1995, Mr Generelli has been the Secretary, Treasurer, and a director of Creative Beauty Supply, Inc., a retail and wholesale beauty supply distributor in Totowa, New Jersey. Prior thereto from December 1989 to July 1996, Mr. Generelli was Secretary, Treasurer, and a director of J & E Beauty Supply, Inc., a retail and wholesale beauty supply distributor. Prior thereto since 1984, Mr. Generelli was employed as a distribution supervisor by Tags Beauty Supply, a retail and wholesale beauty supply distributor in Fairfield, New Jersey. Mr. Generelli received a Bachelor of Science degree in Business Administration from Ramapo College of New Jersey in June 1984.

Robert L. Miller. Mr. Miller joined the Company's Board of Directors on March 12, 2002. Since June 1995, he has been President of Trippoak Advisors, Inc., and President of The Trippoak Group, Inc. (since May
2002), where he has worked as a consultant and private investor. Since May 1999, he has also been Chairman of DM Management, LLC, where he has worked as an investment advisor.

Other than Mr. Catizone and Mr. Generelli, Baynon did not have any significant employees as of the date of this Report. There were no family relationships between any of the officers or directors of the Baynon. During the fiscal year covered by this Report, there were no changes to the procedures by which security holders could recommend nominees to the Company's Board of Directors.

At this time, Baynon does not have an audit committee because Baynon has not engaged in any business operations for at least the last five years. Baynon's board of directors acts as Baynon's audit committee. Similarly, Baynon's board of directors has determined that Baynon does not have an audit committee financial expert as defined under Securities and Exchange Commission rules.

Current Blank Check Companies

Daniel Generelli is currently an officer and director of Creative Beauty Supply of New Jersey Corporation. On November 30, 2007 Creative NJ's board of directors approved a plan to dispose of its wholesale and retail beauty supply business. As of December 31, 2007, Creative NJ disposed of all its inventory by way of sales, returns to suppliers and sale to inventory liquidator and ceased its operations.

Other than as disclosed above, no directors or officers of Baynon are presently officers, directors or shareholders in any blank check companies except for Baynon. However, one or both of the officers/directors may, in the future, become involved with additional blank check companies.

(b) Compliance with Section 16(a) of the Securities Exchange Act of
1934.

Section 16(a) of the Securities Exchange Act requires Baynon's officers and directors, and persons who beneficially own more than ten (10%) percent of a class of equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the principal exchange upon which such securities are traded or quoted. Reporting Persons are also required to furnish copies of such reports filed pursuant to Section 16(a) of the Exchange Act with Baynon.

Based solely on review of the copies of such forms furnished to Baynon, each of Baynon's three (3) directors filed reports late. All three directors filed untimely Forms 5.

Code of Ethics. Baynon has not yet adopted a code of ethics. The board of directors anticipates that it will adopt a code of ethics upon identifying and negotiating with a business target for the merger of that entity with and into Baynon, although there is no guarantee that Baynon will be able to enter into such a transaction.


ITEM 10. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

As of the date of this report, while seeking a business combination, Baynon's management anticipates devoting up to five (5) hours per month to the business of Baynon. Baynon's current officers and directors do not receive any compensation for their services rendered to Baynon, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with Baynon.

The officers and directors of Baynon will not receive any finder's fees, either directly or indirectly, as a result of their efforts to implement Baynon's business plan outlined herein. However, the officers and directors of Baynon anticipate receiving benefits as shareholders of Baynon.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by Baynon for the benefit of its employees.

Baynon has not entered into any employment agreements with any of its officers, directors, or other persons, and no such agreements are anticipated in the immediate future.

Baynon has no other executive compensation elements which would require the inclusion of tabular disclosure or narrative discussion.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15, 2008 certain information regarding the ownership of the common stock by (i) each person known by Baynon to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of Baynon's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of

Regulation S-K under the Securities Act, and (iii) all of Baynon's Executive Officers and Directors as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided. In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.

Name and Address                 Amount and Nature     Percentage of
of Beneficial Owner           of Beneficial Ownership     Class
-------------------           -----------------------  -------------
Pasquale Catizone (1)(3)           5,147,815              24.34%
266 Cedar Street
Cedar Grove, NY 07009

Carmine Catizone (2)(3)            4,000,000              18.91%
10 1/2 Walker Avenue
Morristown, NJ 07960

Robert L. Miller (4)               3,750,000              17.73%
94 Anderson Avenue
Demarest, NJ 07627

Shawshank Holdings, Limited (5)    3,750,000              17.73%
94 Anderson Avenue
Demarest, NJ 07627

Daniel Generelli                      50,000                   *
c/o Baynon International Corp.
266 Cedar Street
Cedar Grove, NY 07009

Robyn Conforth                     1,850,000                8.75%
266 Cedar Street
Cedar Grove, NJ 07009

All Executive Officers and         8,947,815               42.30%
Directors as a Group
 (Consisting of three persons)

* Less than 1%.

(1) Includes: (a) 1,000,000 shares (4.73% of the class) held of record by Barbara Catizone, wife of Pasquale Catizone; and (b) an aggregate of 1,850,000 shares (8.75% of the class) held of record by Robyn Conforth, Mr. Catizone's adult step daughter. Mr. Catizone disclaims beneficial ownership of the shares of Baynon owned by his adult daughters.

(2) Includes: (a)an aggregate of 500,000 shares held in a custodial account for the benefit of Carrie Catizone, Mr. Carmine Catizone's adult daughter who does not reside with him; and (b) 500,000 shares held in a custodial account for the benefit of Sherri Catizone, Mr. Carmine Catizone's adult daughter who does not reside with him. Mr. Carmine Catizone served as an executive officer and director of Baynon from May 1998 through October 1, 2001.

(3) Pasquale and Carmine Catizone are brothers.

(4) Robert L. Miller was named to Baynon's board of directors on March 12, 2002. He is the president of Shawshank Holdings, Limited, a New York corporation.

(5) A New York corporation controlled by or under common control of Robert L. Miller, a director of Baynon.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Certain Relationships and Related Transactions

None.

Director Independence

There has been no trading market for Baynon's Common Stock for at least the last three years. As such, there are no applicable standards to determine whether Baynon's directors are independent. Nevertheless, Baynon has one director who Baynon believes is independent under the NASDAQ Marketplace Rules and those standards applicable to companies trading on NASDAQ.

Specifically, Mr. Miller has not:

   - been at any time during the past three years, employed by Baynon or by any parent or subsidiary of Baynon;
- accepted or had a family member who accepted any compensation from Baynon in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence;
  - been a family member of an individual who is, or at any time during the past three years was, employed by Baynon as an executive officer;
  - been, or had a Family Member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which Baynon made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more;
  - been, or had a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of Baynon serve on the compensation committee of such other entity; or
  - been, or had a family member who is, a current partner of Baynon 's outside auditor, or was a partner or employee of Baynon 's outside auditor who worked on Baynon 's audit at any time during any of the past three years.


ITEM 13. EXHIBITS

(a) Exhibits

Exhibit No.       Description of Exhibit
-----------       ----------------------
  3.1             Certificate of Incorporation of Baynon, as
                  amended (filed with Baynon's Form 10-SB on
                  July 8, 1999, File No. 000-26653, and incorporated
                  herein by reference).
  3.2             Bylaws of Baynon, as amended (filed with the
                  Baynon's Form 10-SB on July 8, 1999, File No.
                  000-26653, and incorporated herein by reference).
  31              302 Certifications
  32              906 Certifications.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2007 and 2006, for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Gutilla, P.C. ("RMSB&G"), for the audit of Baynon's annual financial statements and review of the financial statements included in Baynon's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years were $10,000 and $8,950, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for the fiscal years ended December 31, 2007 and 2006 for assurance and related services by RMSB&G that are reasonably related to the performance of the audit or review of Baynon's financial statements for that fiscal year were $0 and $0, respectively.

(3) TAX FEES

The aggregate fees billed for the fiscal years ended December 31, 2007 and 2006 for professional services rendered by RMSB&G for tax compliance, tax advice, and tax planning for that fiscal year were $0 and $0, respectively.

(4) ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended December 31, 2007 and 2006, for products and services provided by RMSB&G other than those services reported above, for that fiscal year were $0 and $0, respectively.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Not applicable.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit Baynon's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.
Not applicable.


SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Baynon has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYNON INTERNATIONAL CORP.

By: /s/ PASQUALE CATIZONE
    -------------------------------
    Pasquale Catizone, President
    (Principal Executive Officer)
    Dated: March 31, 2008

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Baynon and in the capacities and on the dates indicated.

By: /s/ PASQUALE CATIZONE
    -------------------------------
    Pasquale Catizone,
    President
    (Principal Executive Officer)
    Dated: March 31, 2008

By: /s/ DANIEL GENERELLI
    -------------------------------
    Daniel Generelli
    Secretary, Treasurer
    (Principal Financial Officer, Principal Accounting Officer)
    Dated: March 31, 2008

By: /s/ ROBERT L. MILLER
    -------------------------------
    Robert L. Miller
    Director
    Dated: March 31, 2008

BAYNON INTERNATIONAL CORP.
INDEX TO FINANCIAL STATEMENTS

                                                                   Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM             16

FINANCIAL STATEMENTS:

   Balance Sheets as of December 31, 2007 and 2006                  17
   Statements of Operations for the years ended
     December 31, 2007 and 2006                                     18
   Statements of Changes in Stockholders' Equity
    (Deficiency) for the years ended December 31, 2007 and 2006 19 Statements of Cash Flows for the years ended December
    31, 2007 and 2006                                               20
   Notes to Financial Statements                                    21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Baynon International
Corporation:

We have audited the accompanying balance sheets of Baynon International Corporation (formerly Technology Associates Corporation) (the "Company") as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, stockholders deficiency and working capital deficiency, and lack of revenue generating operations, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey
March 26, 2008

                           BAYNON INTERNATIONAL CORP.
                                 BALANCES SHEETS
                           DECEMBER 31, 2007 AND 2006

                                                  2007           2006
                                             ------------   -----------
                                     ASSETS

Current Assets:
  Cash and cash equivalents                    $  14,513     $  12,940
                                               ---------     ---------

              Total Current Assets                14,513        12,940
                                               ---------     ---------

Total Assets                                   $  14,513     $  12,940
                                               =========     =========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
     Accounts payable and accrued expenses     $  19,470     $  14,745
     Convertible note payable - stockholder       20,000        20,000
     Accrued interest - stockholder                   62            62
                                               ---------     ---------

              Total Current Liabilities           39,532        34,807
                                               ---------     ---------

Total Liabilities                                 39,532        34,807
                                               ---------     ---------

Stockholders' Equity (Deficiency):
  Common stock, $.001 par value, 50,000,000
  shares authorized, 21,152,692 shares issued
  and outstanding at December 31, 2007 and
  19,032,692 shares issued and outstanding at
  December 31, 2006                               21,153        19,033
  Additional paid-in capital                     136,580       117,500
  Accumulated deficit                           (182,752)     (158,400)
                                               ---------     ---------

Total Stockholders' Deficiency                   (25,019)      (21,867)
                                               ---------      ---------

Total Liabilities and Stockholders'
  Deficiency                                    $  14,513     $  12,940
                                                =========     =========

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                              2007           2006
                                           ----------    -----------
Revenues                                  $        --    $        --
                                          -----------    -----------

Cost of Revenue                                    --             --
                                          -----------    -----------

Gross Profit                                       --             --
                                          -----------    -----------

Other Costs:
    General and administrative expenses        23,409         25,476
                                          -----------    -----------

              Total Other Costs                 23,409         25,476
                                          -----------    -----------

Operating loss                                (23,409)       (25,476)
                                          -----------    -----------
Other Income (Expense):
    Interest income                               257            247
    Interest expense - stockholder             (1,200)           (62)
                                          -----------    -----------
              Total Other Income (Expense)       (943)           185
                                          -----------    -----------

Net loss                                  $   (24,352)   $   (25,291)
                                          ===========    ===========

Earnings (Loss) Per Share:
    Basic and diluted earnings (loss) per
        common share                      $         -    $         -
                                          ===========    ===========

    Basic and diluted common shares
        outstanding                        21,152,692     19,032,692
                                          ===========    ===========

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                         Common Stock
                                       $ .001 Par Value
                                  ---------------------------
                                              Common       Additional
                               Number         Stock          Paid-in      Accumulated
                              of Shares       Amount         Capital        Deficit       Total
                            ------------   ------------   ------------   ------------   ----------
Balance - January 1, 2006     19,032,692    $   19,033      $  117,500    $ (133,109)  $   3,424

Net loss for the year ended
   December 31, 2006                                                         (25,291)    (25,291)
                              ----------    ----------      ----------    ----------   ---------

Balance - December 31, 2006   19,032,692   $   19,033       $  117,500    $ (158,400)   $(21,867)
                              ==========   ==========       ==========    ==========    ========

Issuance of common stock       2,120,000        2,120           19,080             -      21,200

Net loss for the year ended
  December 31, 2007                    -            -                -       (24,352)    (24,352)
                              ----------   ----------       ----------    ----------    --------
Balance - December 31, 2007   21,152,692   $   21,153       $  136,580    $ (182,752)   $(25,019)
                              ==========   ==========       ==========    ==========    ========

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                2007           2006
                                           ------------   ------------
Cash Flows from Operating Activities:
  Net loss                                  $  (24,352)    $  (25,291)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
  Increase paid with common stock                1,200              -
  Increase in accounts payable
    and accrued expenses                         4,725          1,364
  Increase in accrued interest - stockholder         -             62
                                            ----------     ----------

Net cash used in operating activities          (18,427)       (23,865)
                                            ----------     ----------

Cash Flows from Financing Activities:
  Proceeds from note payable, stockholder        20,000        20,000
                                            -----------    ----------

Increase (Decrease) in Cash and Cash
  Equivalents                                     1,573        (3,865)

Cash and Cash Equivalents, beginning of year     12,940        16,805
                                             ----------    ----------

Cash and Cash Equivalents, end of year       $   14,513    $   12,940
                                             ==========    ==========

Schedule of Non-cash Activities:

Common stock issued for note payable
  - stockholder                              $   20,000    $        -
                                             ==========    ==========

Common stock issued for accrued interest
  - stockholder                              $    1,200    $        -
                                             ==========    ==========

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
  Interest                                   $        -    $        -
                                             ==========    ==========
  Income Taxes                               $        -    $        -
                                             ==========    ==========

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

1.  THE COMPANY

Baynon International Corporation, formerly known as Technology Associates Corporation (the "Company"), was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking. On December 28, 1989, the Company reincorporated under the laws of the State of Nevada. The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board. The Company has not engaged in any business operations for at least the last six fiscal years and has no operations to date.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's consolidated financial statements are prepared in conformity with US generally accepted accounting principles ("GAAP").

Use of Estimates

These consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Cash and Cash Equivalents

For financial statement purposes, short-term investments with an original maturity of ninety days or less and highly liquid investments are considered cash and cash equivalents. Cash and cash equivalents consist of a money market account.

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

                                                  2007          2006
                                                 ------        ------
Convertible note payable and
  accrued interest - stockholder
  (weighted average)                             98,936        98,936

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses of $24,352 and $25,291 for the years ended December 31, 2007 and 2006, respectively, and a working capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results.

Recently Issued Accounting Standards

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"). SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 did not have a material effect on the financial position or results of operations of the Company.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109,"Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. FIN 48 did not have a material effect on the financial position or results of operations of the Company.

In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements: (1) a brief description of the provisions of this Statement; (2) the date that adoption is required and (3) the date the employer plans to adopt the recognition provisions of this Statement, if earlier. The Company does not have a defined benefit plan and this pronouncement had no impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value
Measurements." This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material effect on the Company's financial condition or results of operations.

FASB Staff Position (FSP) No. 00-19-2, Accounting for Registration Payment Arrangements, was issued in December 2006 to address an issuer's accounting for registration payment arrangement. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP and that continues to be outstanding at the adoption date, this guidance is effective for fiscal years beginning after December 15,

2006 and interim periods within those fiscal years. Retrospective application of the guidance in this FSP to financial statements for earlier interim or annual periods presented is not permitted. The adoption of FSP 00-19-2 did not have an impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In June 2007, the Emerging Issues Task Force ("EITF") issued EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," which provides guidance on the accounting for certain nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. This issue is effective prospectively for fiscal years beginning after December 15, 2007, or fiscal 2009 for the Company. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB Statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating FAS 141(R), and has not yet determined the impact if any, FAS 141(R) will have on the Company's results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.
51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The implementation of this guidance is not expected to have any impact on the Company's financial statements.


3. CONVERTIBLE NOTE PAYABLE - STOCKHOLDER

On December 13, 2006, the Company issued an unsecured note payable to a stockholder in exchange for $20,000 in cash, in order for the Company to pay current invoices. The note bore interest at 6% per annum and matured on December 13, 2007. The stockholder had the option to convert the note and accrued interest into the Company's common stock at $.01 per share. The option was exercised on December 12, 2007 and 2,120,000 shares of common stock were issued in satisfaction for the note and accrued interest.

On December 13, 2007, the Company issued an unsecured note payable to a stockholder in exchange for $20,000 in cash, in order for the Company to pay current invoices. The note bears interest at 6% per annum and matures on December 13, 2008. The stockholder has the option to convert the note and accrued interest into the Company's common stock at $.01 per share. The option expires on December 13, 2008.

At December 31, 2007, accrued interest on the note was $62. Interest expense amounted to $1,200 and $62 for the years ended December 31, 2007 and 2006, respectively.

4. COMMON STOCK

On December 12, 2007, the Board of Directors authorized the issuance of 2,120,000 shares of common stock in satisfaction of a note payable to a stockholder of $20,000 plus accrued interest of $1,200. See Note 3.

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

5. INCOME TAXES

The component of deferred tax assets at December 31, 2007 and 2006 is as follows:

                                                    2007        2006
                                                   ------      ------
Net operating loss carry forwards               $  57,700    $  50,800

  Less: Valuation allowance                       (57,700)     (50,800)
                                                ---------    ---------
                                                $       -    $       -
                                                =========    =========

A 100% valuation allowance was provided at December 31, 2007 and 2006 as it is uncertain if the deferred tax assets would be utilized. The increase in the valuation allowance was as a result of the increase in the Company's net operating loss.

At December 31, 2007, the Company has unused federal net operating loss carry forwards of approximately $170,000 expiring between 2018 and 2027 and unused New Jersey net operating loss carry forwards of approximately $135,000 expiring between 2007 and 2014.