Form 10-Q
period 2008-03-31
BAYNON INTERNATIONAL CORP
filed 2008-05-15
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2008

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number      0-4006


Baynon International Corp.
(Exact name of Registrant
in its charter)

            Nevada                                88-0285718
-------------------------------            ----------------------
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)              Identification Number)

266 Cedar Street, Cedar Grove, New Jersey         07009
-----------------------------------------      ----------
(Address of Principal Executive Offices)        (Zip Code)

Baynon's Telephone Number, Including Area Code: (973) 239-2952

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [x]      No [  ]

The number of outstanding shares of the registrant's common stock, May 15, 2008:

  Common Stock  -  21,152,692

BAYNON INTERNATIONAL CORP.
FORM 10-Q
For the quarterly period ended March 31, 2008
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      11
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        14
Item 4T. Controls and Procedures                              14

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    15
Item 1A. Risk Factors                                         15
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        15
Item 3.  Defaults upon Senior Securities                      15
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            15
Item 5.  Other Information                                    15
Item 6.  Exhibits                                             15

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

BAYNON INTERNATIONAL CORP.
BALANCE SHEETS

                                                   March 31,          December 31,
                                                     2008                2007
                                                 -------------       ------------
                                                  (UNAUDITED)           (AUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                      $      2,964       $     14,513
                                                  ------------       ------------
   TOTAL CURRENT ASSETS                                  2,964             14,513
                                                  ------------       ------------
TOTAL ASSETS                                      $      2,964       $     14,513
                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses          $     16,270       $     19,470
   Note payable, stockholder                            20,000             20,000
   Accrued interest, stockholder                           362                 62
                                                  ------------       ------------
   TOTAL CURRENT LIABILITIES                            36,632             39,532
                                                  ------------       ------------
TOTAL LIABILITIES                                       36,632             39,532
                                                  ------------       ------------

STOCKHOLDERS' EQUITY
   Common stock, par value $.001,
    authorized 50,000,000 shares, issued
     and outstanding 21,152,692 shares                  21,153             21,153
   Additional paid-in-capital                          136,580            136,580
   Accumulated deficit                                (191,401)          (182,752)
                                                  ------------       ------------
   TOTAL STOCKHOLDERS' EQUITY                          (33,668)           (25,019)
                                                  ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $      2,964       $     14,513
                                                  ============       ============

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

                                                         2008              2007
                                                         ----              ----
Revenues                                           $         -       $          -
Cost of Revenues                                             -                  -
                                                   -----------        -----------
Gross Profit                                                 -                  -

Other Cost:
   General and administrative                             8,380            10,704

      Total Other Cost                                    8,380            10,704
                                                    -----------       -----------
Other Income (Expense)
   Interest income                                           31               147
   Interest expenses                                       (300)             (296)
                                                    -----------       -----------
      Net, Other Income (Expense)                          (269)             (149)
                                                    -----------       -----------
Net Loss                                            $    (8,649)      $   (10,853)
                                                    ===========       ===========
Earning (loss) per share:
   Basic and diluted earnings (loss)
    per common share                                $      0.00       $      0.00
                                                    ===========       ===========
   Basic and diluted weighted average common
     shares outstanding	                              21,152,692        19,032,692
                                                    ===========       ===========

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

                                                           2008            2007
                                                           ----            ----
Cash Flows from Operating Activities:
Net loss                                               $    (8,649)    $   (10,853)
Adjustments to reconcile net loss to net cash used
 in operating activities:
   (Decrease) Increase in accounts payable and accrued
     expenses                                               (2,900)          6,718
                                                       -----------     -----------
          Net cash used in operating activities            (11,549)         (4,135)
                                                       -----------     -----------
Decrease in Cash and Cash Equivalents                      (11,549)         (4,135)

Cash and Cash Equivalents, beginning of period              14,513          12,940
                                                       -----------     -----------
Cash and Cash Equivalents, end of period               $     2,964     $     8,805
                                                       ===========     ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Income Taxes                                              520               -
                                                       -----------     -----------

The accompanying notes are an integral part of these financial statements

CREATIVE BEAUTY SUPPLY OF NEW JERSEY CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

The December 31, 2007 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to represent fairly the financial position of the Company as of March 31, 2008, its results of operations for the three months ended March 31, 2008 and 2007 and its cash flows for the three months ended March 31, 2008 and 2007.

The statements of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2007.

Use of Estimates

These financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred operating losses and has an accumulated deficit of $191,401 at March 31, 2008. The Company has no revenue generating operations and has limited cash resources. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company's obligations through December 31, 2008 by obtaining additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting For Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value
Measurements". This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be effective for the Company beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material effect on the Company's financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements and identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating FAS 141(R), and has not yet determined the impact if any, FAS 141(R) will have on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The implementation of this guidance is not expected to have any impact on the Company's financial statements.


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

At March 31, 2008 and 2007, accrued interest on the note was $362 and $62, respectively. Interest expense amounted to $300 and $296 for the three months ended March 31, 2008 and 2007, respectively.

4. COMMON STOCK

The authorized capital stock of the Company consists of 50,000,000 shares of common stock par value $.001 per share, of which 21,152,692 shares were issued and outstanding at March 31, 2008 and 19,032,692 shares were issued and outstanding at December 31, 2007.

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

5. INCOME TAXES

The component of deferred tax assets at December 31, 2008 and 2007 is as follows:

                                                  2008        2007
                                                 ------      ------
Net operating loss carry forwards             $  61,100    $  57,700

  Less: Valuation allowance                     (61,100)     (57,700)
                                              ---------    ---------
                                              $       -    $       -
                                              =========    =========

A 100% valuation allowance was provided at March 31, 2008 and 2007 as it is uncertain if the deferred tax assets would be utilized. The increase in the valuation allowance was as a result of the increase in the Company's net operating loss.

At March 31, 2008, the Company has unused federal net operating loss carry forwards of approximately $179,000 expiring between 2019 and 2028 and unused New Jersey net operating loss carry forwards of approximately $143,000 expiring between 2008 and 2015.

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

Liquidity and Capital Resources

At March 31, 2008, Baynon had a cash balance of $2,964, which represents an $11,549 decrease from the $14,513 balance at December 31, 2007. This decrease was primarily the result of cash proceeds used to satisfy the requirements of a reporting company. Baynon's working capital position at March 31, 2008 was ($33,668) as compared to a December 31, 2007 balance of $(25,019).

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

The accompanying financial statements have been prepared assuming Baynon will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $8,649 and $10,853 for the three months ended March 31, 2008 and 2007, respectively, and a working capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations for the Three Months Ended March 31, 2008,
Compared to the Three Months Ended March 31, 2007.

Baynon incurred a net loss of $8,649 in the current year versus a net loss of $10,853 in the prior year. General and administrative expenses were $8,380 compared to $10,704 in the prior year, a decrease of $2,324. General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior year, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon's ability to merge with an operating company, which might permit Baynon to avail itself of those advantages.

The accompanying financial statements have been prepared assuming Baynon will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred a working capital deficiency which raises substantial doubt about Baynon's ability to continue as a going concern.

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting For Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value
Measurements". This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be effective for the Company beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material effect on the Company's financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB statement No. 141", which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements and identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating FAS 141(R), and has not yet determined the impact if any, FAS 141(R) will have on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The implementation of this guidance is not expected to have any impact on the Company's financial statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4T.  Controls and Procedures.

During the three months ended March 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 1A. Risk Factors.  Not applicable for small reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None.

Item 3. Defaults Upon Senior Securities.
          not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
          None.

Item 5. Other Information. None.

Item 6. Exhibits

       Exhibit 31 - Certifications pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
       Exhibit 32 - Certifications pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2008

BAYNON INTERNATIONAL CORP.

By: /s/ Pasquale Catizone
---------------------------
Pasquale Catizone, Principal Executive Officer