Form 10-Q
period 2008-06-30
BAYNON INTERNATIONAL CORP
filed 2008-08-12
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2008

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

The number of outstanding shares of the registrant's common stock, July 31, 2008:

  Common Stock  - 21,152,692

BAYNON INTERNATIONAL CORP.
FORM 10-Q
For the quarterly period ended June 30, 2008
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      11
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        14
Item 4T. Controls and Procedures                              14

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    16
Item 1A. Risk Factors                                         16
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        16
Item 3.  Defaults upon Senior Securities                      16
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            16
Item 5.  Other Information                                    16
Item 6.  Exhibits                                             16
SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

BAYNON INTERNATIONAL CORP.
BALANCE SHEETS

                                                   JUNE 30,          December 31,
                                                     2008                2007
                                                 -------------       ------------
                                                  (UNAUDITED)           (AUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                      $      5,648       $     14,513
                                                  ------------       ------------
   TOTAL CURRENT ASSETS                                  5,648             14,513
                                                  ------------       ------------
TOTAL ASSETS                                      $      5,648       $     14,513
                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses          $     20,359       $     19,470
   Related Party Loan                                    5,000                  -
   Note payable, stockholder                            20,000             20,000
   Accrued interest, stockholder                           694                 62
                                                  ------------       ------------
   TOTAL CURRENT LIABILITIES                            46,053             39,532
                                                  ------------       ------------
TOTAL LIABILITIES                                       46,053             39,532
                                                  ------------       ------------

STOCKHOLDERS' EQUITY
   Common stock, par value $.001,
    authorized 50,000,000 shares, issued
     and outstanding 21,152,692 shares                  21,153             21,153
   Additional paid-in-capital                          136,580            136,580
   Accumulated deficit                                (198,138)          (182,752)
                                                  ------------       ------------
   TOTAL STOCKHOLDERS' EQUITY                          (40,405)           (25,019)
                                                  ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $      5,648       $     14,513
                                                  ============       ============

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                    Three Months Ended        Six Months Ended
                                         June 30,                  June 30,
                                    2008         2007         2008         2007
                                 ----------   ----------   ----------   ---------
Revenues                        $      -      $      -    $      -      $      -
Cost of revenue                        -             -           -             -
                                --------      --------    --------      --------
Gross Profit                           -             -           -             -
                                --------      --------    --------      --------
Other Costs:
  General and administrative
    expenses                       6,413         4,892      14,793        15,596
                                --------      --------    --------      --------
    Total Other Cost               6,413         4,892      14,793        15,596
                                --------      --------    --------      --------
Other Income
  Interest income                      8            72          39           219
  Interest expense                  (332)         (299)       (632)         (595)
                                --------      --------    --------      --------
    Total Other Income (Expense)    (324)         (227)       (593)         (376)
                                --------      --------    --------      --------
Net Loss before Income Taxes      (6,737)       (5,119)    (15,386)      (15,972)
Income Taxes                           -             -           -             -
                                --------      --------    --------      --------
Net Loss                          (6,737)       (5,119)    (15,386)      (15,972)
                                ========      ========    ========      ========
Earning (loss) per share:
  Basic and diluted net loss per
   common share                 $      -      $      -    $      -      $      -
                                ========      ========    ========      ========
  Basic and diluted weighted
   average common shares      10,431,465    19,032,692  10,431,465    19,032,692
   outstanding                ==========    ==========  ==========    ==========

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

                                                           2008            2007
                                                           ----            ----
Cash Flows from Operating Activities:
Net loss                                               $   (15,386)    $   (15,972)
Adjustments to reconcile net loss to net cash used
 in operating activities:
   Increase in accounts payable and accrued expenses         1,521          10,617
                                                       -----------     -----------
          Net cash used in operating activities           (13,865)         (5,355)
                                                       -----------     -----------
Cash Flows from Financing Activities
  Proceeds from related party loan                           5,000               -
                                                        -----------     -----------
Decrease in Cash and Cash Equivalents                       (8,865)         (5,355)

Cash and Cash Equivalents, beginning of period              14,513          12,940
                                                       -----------     -----------
Cash and Cash Equivalents, end of period               $     5,648     $     7,585
                                                       ===========     ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Interest                                          $         -     $         -
                                                       -----------     -----------
     Income Taxes                                      $       520     $         -
                                                       -----------     -----------

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

The December 31, 2007 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to represent fairly the financial position of the Company as of June 30, 2008, its results of operations for the three and six months ended June 30, 2008 and 2007 and its cash flows for the six months ended June 30, 2008 and 2007.

The statements of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results for the full year.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred operating losses and has an accumulated deficit of $198,138 at June 30, 2008. The Company has no revenue generating operations and has limited cash resources. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company's obligations through December 31, 2008 by obtaining additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material effect on the Company's consolidated results of operations or financial position.

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

3.  RELATED PARTY TRANSACTIONS

The related party loan is due to the principle executive officer, is unsecured, bears interest at 6% per annum and has no specific terms for repayment.

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

At June 30, 2008 and 2007, accrued interest on the note was $694 and $657, respectively. Interest expense amounted to $632 and $595 for the six months ended June 30, 2008 and 2007, respectively.

5. COMMON STOCK

The authorized capital stock of the Company consists of 50,000,000 shares of common stock par value $.001 per share, of which 21,152,692 shares were issued and outstanding at June 30, 2008 and 19,032,692 shares were issued and outstanding at December 31, 2007.

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

6. INCOME TAXES

The component of deferred tax assets at June 30, 2008 and 2007 is as follows:

                                                  2008      2007
                                                 ------    ------
Net operating loss carry forwards             $  63,800    $  57,700

  Less: Valuation allowance                     (63,800)     (57,700)
                                              ---------    ---------
                                              $       -    $       -
                                              =========    =========

A 100% valuation allowance was provided at June 30, 2008 and 2007 as it is uncertain if the deferred tax assets would be utilized. The increase in the valuation allowance was as a result of the increase in the Company's net operating loss.

At June 30, 2008, the Company has unused federal net operating loss carry forwards of approximately $194,000 expiring between 2019 and 2028 and unused New Jersey net operating loss carry forwards of approximately $159,000 expiring between 2008 and 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Trends and Uncertainties

There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of the Baynon International Corp.'s financial statements.

Liquidity and Capital Resources

At June 30, 2008, Baynon International Corp. had a cash balance of $5,648, which represents an $8,865 decrease from the $14,513 balance at December 31, 2007. This decrease was primarily the result of cash proceeds used to satisfy the requirements of a reporting company. Baynon's working capital position at June 30, 2008 was ($40,405) as compared to a December 31, 2007 balance of ($25,019).

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

The accompanying financial statements have been prepared assuming Baynon will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $15,386 and $15,972 for the six months ended June 30, 2008 and 2007, respectively, and a working capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations for the Six Months Ended June 30, 2008, compared to the Six Months Ended June 30, 2007.

Baynon incurred a net loss of $15,386 in the current year versus a net loss of $15,972 in the prior year. General and administrative expenses were $14,793 compared to $15,596 in the prior year, a decrease of $803. General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior year, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon's ability to merge with an operating company, which might permit Baynon to avail itself of those advantages.

Results of Operations for the Three Months Ended June 30, 2008,
Compared to the Three Months Ended June 30, 2007.

Baynon incurred a net loss of $6,737 in the current year versus a net loss of $5,119 in the prior year. General and administrative expenses were $6,413 compared to $4,892 in the prior year, an increase of $1,521. General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (2008 fiscal year), although early adoption is permitted. In February 2008, the FASB formally provided a one-year deferral for the implementation of SFAS 157 only with regard to certain nonfinancial assets and liabilities (2009 fiscal year). The Company has not yet determined the impact, if any, of SFAS 157 on the Company's consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material effect on the Company's consolidated results of operations or financial position.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: Our intentions, beliefs and expectations regarding the fair value of all assets and liabilities recorded; our strategies; growth opportunities; product development and introduction relating to new and existing products; the enterprise market and related opportunities; competition and competitive advantages and disadvantages; industry standards and compatibility of our products; relationships with our employees; our facilities, operating lease and our ability to secure additional space; cash dividends; excess inventory, our expenses; interest and other income; our beliefs and expectations about our future success and results; our operating results; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements; our expectations regarding our revenues and customers; investments and interest rates. These statements are subject to risk and uncertainties that could cause actual results and events to differ materially.

Baynon undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4T.  Controls and Procedures.

During the six months ended June 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
         None.

Item 1A. Risk Factors.  Not applicable for small reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None.

Item 3. Defaults Upon Senior Securities.
          None.

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

Dated:  August 12, 2008

BAYNON INTERNATIONAL CORP.

By: /s/ Pasquale Catizone
---------------------------
Pasquale Catizone, Principal Executive Officer