Form 10-Q/A
period 2008-06-30
BAYNON INTERNATIONAL CORP
filed 2008-08-12
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment 1 to
FORM 10-Q

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

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (2008 fiscal year), although early adoption is permitted. In February 2008, the FASB formally provided a one-year deferral for the implementation of SFAS 157 only with regard to certain nonfinancial assets and liabilities (2009 fiscal year). The Company has not yet determined the impact, if any, of SFAS 157 on the Company's results of operations or financial position.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (2008 fiscal year), although early adoption is permitted. In February 2008, the FASB formally provided a one-year deferral for the implementation of SFAS 157 only with regard to certain nonfinancial assets and liabilities (2009 fiscal year). The Company has not yet determined the impact, if any, of SFAS 157 on the Company's results of operations or financial position.

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