Form 10-Q
period 2008-09-30
BAYNON INTERNATIONAL CORP
filed 2008-11-19
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 [x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2008

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

The number of outstanding shares of the registrant's common stock, October 31, 2008:

  Common Stock  - 21,152,692

BAYNON INTERNATIONAL CORP.
FORM 10-Q
For the quarterly period ended September 30, 2008
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      12
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        14
Item 4T. Controls and Procedures                              14



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                    17
Item 1A. Risk Factors                                         17
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        17
Item 3.  Defaults upon Senior Securities                      17
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            17
Item 5.  Other Information                                    17
Item 6.  Exhibits                                             17

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

BAYNON INTERNATIONAL CORP.
BALANCE SHEETS

                                                 SEPTEMBER 30,          December 31,
                                                     2008                2007
                                                 -------------       ------------
                                                  (UNAUDITED)           (AUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                      $      5,594       $     14,513
                                                  ------------       ------------
   TOTAL CURRENT ASSETS                                  5,594             14,513
                                                  ------------       ------------
TOTAL ASSETS                                      $      5,594       $     14,513
                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses          $     24,726       $     19,470
   Related party loan                                    5,000                  -
   Note payable, stockholder                            20,000             20,000
   Accrued interest, stockholder                         1,072                 62
                                                  ------------       ------------
   TOTAL CURRENT LIABILITIES                            50,798             39,532
                                                  ------------       ------------
TOTAL LIABILITIES                                       50,798             39,532
                                                  ------------       ------------

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock, par value $.001,
    authorized 50,000,000 shares, issued
     and outstanding 21,152,692 shares                  21,153             21,153
   Additional paid-in-capital                          136,580            136,580
   Accumulated deficit                                (202,937)          (182,752)
                                                  ------------       ------------
   TOTAL STOCKHOLDERS' DEFICIENCY                      (45,204)           (25,019)
                                                  ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY    $      5,594       $     14,513
                                                  ============       ============

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                    Three Months Ended        Nine Months Ended
                                         September 30,           September 30,
                                    2008         2007         2008         2007
                                 ----------   ----------   ----------   ---------
Revenues                        $      -      $      -    $      -      $      -
Cost of revenue                        -             -           -             -
                                --------      --------    --------      --------
Gross Profit                           -             -           -             -
                                --------      --------    --------      --------
Other Costs:
  General and administrative
    expenses                       4,430        11,769      19,223        27,365
                                --------      --------    --------      --------
    Total Other Cost               4,430        11,769      19,223        27,365
                                --------      --------    --------      --------
Other Income(Expense):
  Interest income                     10            14          49           233
  Interest expense                  (378)         (302)     (1,010)         (897)
                                --------      --------    --------      --------
    Total Other Income (Expense)    (368)         (288)       (961)         (664)
                                --------      --------    --------      --------
Net Loss                        $ (4,798)     $(12,057)   $(20,184)     $ (28,029)
                                ========      ========    ========      ========
Earning (loss) per share:
  Basic and diluted earnings
   (loss) per common share      $      -      $      -    $      -      $      -
                                ========      ========    ========      ========
  Basic and diluted common
   shares outstanding         21,152,692    19,032,692  21,152,692    19,032,692
                              ==========    ==========  ==========    ==========

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

                                                           2008            2007
                                                           ----            ----
Cash Flows from Operating Activities:
Net loss                                               $   (20,184)    $   (28,029)
Adjustments to reconcile net loss to net cash used
 in operating activities:
   Increase in accounts payable and accrued expenses         6,265          22,688
                                                       -----------     -----------
          Net cash used in operating activities           (13,919)          (5,341)
                                                       -----------     -----------
Cash Flows from Financing Activities
  Proceeds from related party loan                           5,000               -
                                                        -----------     -----------
Decrease in Cash and Cash Equivalents                       (8,919)         (5,341)

Cash and Cash Equivalents, beginning of period              14,513          12,940
                                                       -----------     -----------
Cash and Cash Equivalents, end of period               $     5,594     $     7,599
                                                       ===========     ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:

     Income Taxes                                      $       520     $         -
                                                       ===========     ===========

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1. THE COMPANY

Baynon International Corporation formerly known as Technology Associates Corporation (the "Company"), was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking. On December 28, 1989, the Company reincorporated under the laws of the State of Nevada. The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board. The
Company has not engaged in any business operations for at least the last six fiscal years and has no operations to date.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

The December 31, 2007 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2008, its results of operations for the three and nine months ended September 30, 2008 and 2007 and its cash flows for the nine months ended September 30, 2008 and 2007.

The statements of operations for the three and nine months ended
September 30, 2008 and 2007 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2007.

BAYNON INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

These financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. The Company continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Earnings (Loss) Per Share

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of loss per share for the three and nine months ended September 30, 2008 and 2007 as their effect would be antidilutive:

                                     Three and Nine Months Ended
                                           September 30,
                                     ---------------------------
                                     2008                   2007
                                     ----                   ----
Convertible debt and accrued
interest - stockholder              2,107,200           2,066,000

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $202,937 at September 30, 2008. The Company has no revenue generating operations and has limited cash resources. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company's obligations through December 31, 2008 by obtaining additional financing from key officers, directors and certain investors. However, there can be no assurance that the

BAYNON INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern (Continued)

Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recently Issued Accounting Standards

The Company adopted SFAS No. 157, "Fair Value Measurements" as of January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of this pronouncement did not have a material effect on the financial position and results of operations of the Company.

On January 1, 2008 we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS No. 159), which permits a company to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. We have not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of this standard has had no effect on our results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51," ("SFAS No. 160"). SFAS No. 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. SFAS No. 160 is effective for the Company beginning January 1, 2009 and is to be applied prospectively, except for the presentation and disclosure requirements, which upon adoption will be applied retrospectively for all periods presented. Early adoption of SFAS No. 160 is prohibited. The Company does not expect the adoption of this pronouncement to have a material effect on its financial statements.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of

BAYNON INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards (Continued)

expected cash flows used to measure the fair value of the asset under FASB Statement No 141, "Business Combinations" ("SFAS No. 141") and other U.S. GAAP. This FSP is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.

In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU
Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS No. 162 to change its current practice nor does the Company anticipate an effect on its results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.


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

BAYNON INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

4.  CONVERTIBLE NOTE PAYABLE - STOCKHOLDER (Continued)

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

At September 30, 2008 and 2007, accrued interest on the loan and note was $1,072 and $960 respectively. Interest expense amounted to $378, $302, $1,010 and $897 for the three and nine months ended September 30, 2008 and 2007, respectively.

5. COMMON STOCK

The authorized capital stock of the Company consist of 50,000,000 shares of common stock, par value $.001 per share, of which 21,152,692 shares were issued and outstanding at September 30, 2008 and December 31, 2007.

On December 12, 2007, the Board of Directors authorized the issuance of 2,120,000 shares of common stock in payment for a note payable of $20,000 plus accrued interest of $1,200.

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

6. INCOME TAXES

The component of deferred tax assets is as follows:
                                  September 30,        December 31,
                                     2008                  2007
                                  -------------        -----------
                                   (Unaudited)           (Audited)
                                    ---------             -------
 Net operating loss carry forwards   $  65,700           $  57,700
  Less: Valuation allowance            (65,700)            (57,700)
                                     ---------           ---------
                                     $       -           $       -
                                     =========           =========

BAYNON INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

6. INCOME TAXES (Continued)

A 100% valuation allowance was provided at September 30, 2008 and December 31, 2007 as it is uncertain if the deferred tax assets would be utilized. The increase in the valuation allowance was as a result of the increase in the Company's net operating loss.

At September 30, 2008, the Company has unused federal net operating loss carry forwards of approximately $199,000 expiring between 2019 and 2028 and unused New Jersey net operating loss carry forwards of approximately $164,000 expiring between 2008 and 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Trends and Uncertainties

There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Baynon International Corp.'s financial statements.

Liquidity and Capital Resources

At September 30, 2008, Baynon International Corp. had a cash balance of $5,594, which represents an $8,919 decrease from the $14,513 balance at December 31, 2007. This decrease was primarily the result of cash proceeds used to satisfy the requirements of a reporting company. Baynon's working capital position at September 30, 2008 was ($45,204) as compared to a December 31, 2007 balance of ($25,019).

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

The accompanying financial statements have been prepared assuming Baynon will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $20,184 and $28,029 for the nine months ended September 30, 2008 and 2007, respectively, and a working capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations for the Nine Months Ended September 30, 2008, compared to the Nine Months Ended September 30, 2007.

Baynon incurred a net loss of $20,184 in the current year versus a net loss of $28,029 in the prior year. General and administrative expenses were $19,223 compared to $27,365 in the prior year, a decrease of $8,142. General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior year, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon's ability to merge with an operating company, which might permit Baynon to avail itself of those advantages.

Results of Operations for the Three Months Ended September 30, 2008, Compared to the Three Months Ended September 30, 2007.

Baynon incurred a net loss of $4,798 in the current year versus a net loss of $12,057 in the prior year. General and administrative expenses were $4,430 compared to $11,769 in the prior year, a decrease of $7,339. General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

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

Recently Issued Accounting Standards

The Company adopted SFAS No. 157, "Fair Value Measurements" as of January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of this pronouncement did not have a material effect on the financial position and results of operations of the Company.

On January 1, 2008 we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS No. 159), which permits a company to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. We have not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of this standard has had no effect on our results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51," ("SFAS No. 160"). SFAS No. 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for any noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of equity in the consolidated financial statements and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolled interest. SFAS No. 160 is effective for the Company beginning January 1, 2009 and is to be applied prospectively, except for the presentation and disclosure requirements, which upon adoption will be applied retrospectively for all periods presented. Early adoption of SFAS No. 160 is prohibited. The Company does not expect the adoption of this pronouncement to have a material effect on its financial statements.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No 141, "Business Combinations" ("SFAS No. 141") and other U.S. GAAP. This FSP is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.

In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU
Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS No. 162 to change its current practice nor does the Company anticipate an effect on its results of operations or financial position.

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

Item 4T.  Controls and Procedures.

During the nine months ended September 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  November 19, 2008

BAYNON INTERNATIONAL CORP.

By: /s/ Pasquale Catizone
---------------------------
Pasquale Catizone, Principal Executive Officer




Please check page numbers before filing