Form 10-K
period 2008-12-31
BAYNON INTERNATIONAL CORP
filed 2009-03-19
CIK 1089598

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

                     Commission File Number:  0-4006

                       BAYNON INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

          NEVADA                                        88-0285718
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization                     Identification No.)

266 CEDAR STREET, CEDAR GROVE, NEW JERSEY 07009
(Address of principal executive offices, including zip code)

(973) 239-2952
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act. Yes [ ] No [x]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange
     Act.  Yes [ ] No [x]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [ ]        Accelerated filer          [ ]
Non-accelerated filer    [ ]        Smaller Reporting Company  [x]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

     As of June 30, 2008, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

     As of March 19, 2009, the Registrant had outstanding 23,272,692 shares of Common Stock with a par value of $0.001 per share.

                DOCUMENTS INCORPORATED BY REFERENCE
None

                         TABLE OF CONTENTS


ITEM                                                            PAGE

                               PART I

1. BUSINESS                                                       4
2. PROPERTIES                                                     4
3. LEGAL PROCEEDINGS                                              5
4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            5

                               PART II

5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
     AND ISSUER PURCHASE OF EQUITY SECURITIES                     6
6. SELECTED FINANCIAL DATA                                        6
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION      6
8. FINANCIAL STATEMENTS                                          10
9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURES                                   10
9A(T). CONTROLS AND PROCEDURES                                   10
9B. OTHER INFORMATION                                            11

                               PART III

10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
      PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH
      SECTION 16(a) OF THE EXCHANGE ACT                          12
11. EXECUTIVE COMPENSATION                                       14
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT                                                 14
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
      DIRECTOR INDEPENDENCE                                      16
14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                       17
15. EXHIBITS                                                     17

                                PART I

ITEM 1. DESCRIPTION OF BUSINESS

Baynon International Corp., ("Baynon" or the "Company") formerly known as "Technology Associates Corporation", was originally incorporated on February 29, 1968, under the laws of the Commonwealth of Massachusetts. On December 28, 1989, Baynon reincorporated under the laws of the State of Nevada. Baynon was formerly engaged in the technology marketing business. Baynon has not engaged in any business operations for at least the last five years.

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

                               PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a) Market Information. There has been no trading market for Baynon's Common Stock for at least the last three years. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Holders. There were approximately 540 record holders of Baynon's common stock as of March 16, 2009. The issued and outstanding shares of Baynon's common stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Dividends. Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on the registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

Performance graph.  Not applicable.

Sale of unregistered securities. On December 12, 2008, the Board of Directors authorized the issuance of 2,120,000 shares of common stock in satisfaction of a note payable to Pasquale Catizone of $20,000 plus accrued interest of $1,200.

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuers and affiliated purchasers. None.


ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by Baynon) that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Baynon believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Baynon's ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Baynon's filings with the Securities and Exchange Commission, including without limitation this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
The following discussion as well as disclosures included elsewhere in this Form 10-K, are based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. Baynon continually evaluates the accounting policies and estimates used to prepare the financial statements. Baynon bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Trends and Uncertainties
There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of the Baynon's financial statements.

Liquidity and Capital Resources
At December 31, 2008, Baynon had a cash balance of $22,949, which represents an $8,436 increase from the $14,513 balance at December 31, 2007. This increase was primarily the result of cash proceeds received from a note payable, stockholder which enable Baynon to satisfy the requirements of a reporting company. Baynon's working capital deficit at December 31, 2008 was $(33,428) as compared to a December 31, 2007 deficit of $(25,019).

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

The accompanying financial statements have been prepared assuming Baynon will continue as a going concern. Baynon's recurring losses from operations, stockholders' deficiency and working capital deficiency, and lack of revenue generating operations, raise substantial doubt about Baynon's ability to continue as a going concern.

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

Results of Operations for the Year Ended December 31, 2008, Compared to the Year Ended December 31, 2007.

Baynon incurred a net loss of $29,609 in the current year versus a net loss of $24,352 in the prior year. General and administrative expenses were $28,499 compared to $23,409 in the prior year, an increase of $5,090.

General and administrative expenses, which consist of fees paid for legal, accounting, and auditing services, were incurred primarily to enable Baynon to satisfy the requirements of a reporting company. During the current and prior year, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon's ability to merge with an operating company, which might permit Baynon to avail itself of those advantages.

Recently Issued Accounting Standards
In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB Statement No. 141" ("SFAS 141R"), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. Beginning January 1, 2009, Baynon will adopt SFAS 141R and the impact of implementing this statement will depend on the nature and significance of business combinations consummated that would be subject to this statement.

Baynon adopted SFAS No. 157, "Fair Value Measurements" as of January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of this pronouncement did not have a material effect on the financial position and results of operations of Baynon.

On January 1, 2008 we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"), which permits a company to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. We have not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of this standard has had no effect on our results of operations.

In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU
Section 411, "The meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." Baynon does not expect the adoption of SFAS 162 to change it current practice nor does Baynon anticipate an effect on its results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements
None.

Tabular Disclosure of Contractual Obligations
None.

ITEM 8. FINANCIAL STATEMENTS

Baynon's financial statements and associated notes are set forth beginning on page 19.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


ITEM 9A(T). CONTROLS AND PROCEDURES

Changes in Internal Controls
During the year ended December 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of December 31, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting Management of Baynon is responsible for establishing and maintaining adequate internal control over financial reporting as derived in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control Intergrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects Baynon's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of Baynon's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we did not identify any material weakness in our internal control over financial reporting. Therefore, it is our conclusion that Baynon's internal controls over financial reporting were effective as of December 31, 2008.

This annual report does not include an attestation report of Baynon's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Baynon's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Baynon to provide only management's report in this annual report.


ITEM 9B. Other Information
None.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Identity of Officers and Directors

During the fiscal year ended December 31, 2008, Baynon had three (3) directors and two (2) officers as follows:

During the fiscal year ended December 31, 2007, Baynon had three (3) directors and two (2) officers as follows:

Name                 Age     Position and Offices Held   Director Since
----                 ---     -------------------------   --------------
Pasquale Catizone    68        President, Director          May 1988

Daniel Generelli     45        Secretary, Treasurer     October 1, 2001
                                    Director

Robert L. Miller     52        Director                  March 12, 2002

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

Daniel Generelli. Mr. Generelli has been Baynon's Secretary, Treasurer, Chief Financial Officer, and a director since October 1, 2001. Since February 1, 2002, Mr. Generelli has been employed as a data base analyst in the Totowa, New Jersey office of IMS Health Inc., a New York Stock Exchange listed firm engaged in data management and processing. Simultaneously therewith and since 1995, Mr Generelli has been the Secretary, Treasurer, and a director of Creative Beauty Supply, Inc., a retail and wholesale beauty supply distributor in Totowa, New Jersey. Prior thereto from December 1989 to July 1996, Mr. Generelli was Secretary, Treasurer, and a director of J & E Beauty Supply, Inc., a retail and wholesale beauty supply distributor. Prior thereto since 1984, Mr. Generelli was employed as a distribution supervisor by Tags Beauty Supply, a retail and wholesale beauty supply distributor in Fairfield, New Jersey. Mr. Generelli received a Bachelor of Science degree in Business Administration from Ramapo College of New Jersey in June 1984.

Robert L. Miller. Mr. Miller joined the Company's Board of Directors on March 12, 2002. Since June 1995, he has been President of Trippoak Advisors, Inc., and President of The Trippoak Group, Inc. (since May
2002), where he has worked as a consultant and private investor. Since May 1999, he has also been Chairman of DM Management, LLC, where he has worked as an investment advisor.

Other than Mr. Catizone and Mr. Generelli, Baynon did not have any significant employees as of the date of this Report. There were no family relationships between any of the officers or directors of the Baynon. During the fiscal year covered by this Report, there were no changes to the procedures by which security holders could recommend nominees to Baynon's Board of Directors.

At this time, Baynon does not have an audit committee because Baynon has not engaged in any business operations for at least the last five years. Baynon's board of directors acts as Baynon's audit committee. Similarly, Baynon's board of directors has determined that Baynon does not have an audit committee financial expert as defined under Securities and Exchange Commission rules.

Current Blank Check Companies
Daniel Generelli is currently an officer and director of Creative Beauty Supply of New Jersey Corporation ("Creative NJ"). On November 30, 2007 Creative NJ's board of directors approved a plan to dispose of its wholesale and retail beauty supply business. As of December 31, 2008, Creative NJ disposed of all its inventory by way of sales, returns to suppliers and sale to inventory liquidator and ceased its operations.

Other than as disclosed above, no directors or officers of Baynon are presently officers, directors or shareholders in any blank check companies except for Baynon. However, one or all of the officers/directors may, in the future, become involved with additional blank check companies.

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

Based solely on review of the copies of such forms furnished to Baynon, each of Baynon's three (3) directors did not file their reports on a timely basis. All three directors filed Form 5.

Code of Ethics. Baynon has not yet adopted a code of ethics. The board of directors anticipates that it will adopt a code of ethics upon identifying and negotiating with a business target for the merger of that entity with and into Baynon, although there is no guarantee that Baynon will be able to enter into such a transaction.

ITEM 11. EXECUTIVE COMPENSATION

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 16, 2009 certain information regarding the ownership of the common stock by (i) each person known by Baynon to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of Baynon's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) ofRegulation S-K under the Securities Act, and (iii) all of Baynon's Executive Officers and Directors as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided. In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.

Name and Address                 Amount and Nature     Percentage of
of Beneficial Owner           of Beneficial Ownership     Class
-------------------           -----------------------  -------------
Pasquale Catizone (1)(3)(6)        9,917,815              38.26%
266 Cedar Street
Cedar Grove, NY 07009

Carmine Catizone (2)(3)(7)         6,120,000              23.61%
10 1/2 Walker Avenue
Morristown, NJ 07960

Robert L. Miller (4)               3,750,000              14.47%
94 Anderson Avenue
Demarest, NJ 07627

Shawshank Holdings, Limited (5)    3,750,000              14.47%
94 Anderson Avenue
Demarest, NJ 07627

Daniel Generelli                      50,000                  *
c/o Baynon International Corp.
266 Cedar Street
Cedar Grove, NY 07009

Robyn Conforth                     1,850,000               7.14%
266 Cedar Street
Cedar Grove, NJ 07009

All Executive Officers and        13,717,815              52.92%
Directors as a Group
(Consisting of three persons)

* Less than 1%.

(1) Includes: (a) 1,000,000 shares (10.12% of the class) held of record by Barbara Catizone, wife of Pasquale Catizone; and (b) an aggregate of 1,850,000 shares (18.73% of the class) held of record by Robyn
Conforth, Mr. Catizone's adult step daughter. Mr. Catizone disclaims beneficial ownership of the shares of Baynon owned by his adult daughters.

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

(6) Includes 530,000 shares which may be issued as satisfaction of a note payable plus accrued interest upon request of the stockholder any time before December 13, 2009.

(7) Includes 2,120,000 shares which may be issued as satisfaction of a note payable plus accrued interest upon request of the stockholder any time before December 26, 2009.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

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

Specifically, Mr. Miller has not:
   - been at any time during the past three years, employed by Baynon or by any parent or subsidiary of Baynon;
   - accepted or had a family member who accepted any compensation from Baynon in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence;
   - been a family member of an individual who is, or at any time during the past three years was, employed by Baynon as an executive officer;
   - been, or had a Family Member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which Baynon made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more;
   - been, or had a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of Baynon serve on the compensation committee of such other entity; or
   - been, or had a family member who is, a current partner of Baynon's outside auditor, or was a partner or employee of Baynon 's outside auditor who worked on Baynon 's audit at any time during any of the past three years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES
The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2008 and 2007, for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Gutilla, P.C. ("RMSB&G"), for the audit of Baynon's annual financial statements and review of the financial statements included in Baynon's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years were $10,000 and $10,000, respectively.

(2) AUDIT-RELATED FEES
The aggregate fees billed for the fiscal years ended December 31, 2008 and 2007 for assurance and related services by RMSB&G that are reasonably related to the performance of the audit or review of Baynon's financial statements for that fiscal year were $0 and $0, respectively.

(3) TAX FEES
The aggregate fees billed for the fiscal years ended December 31, 2008 and 2007 for professional services rendered by RMSB&G for tax compliance, tax advice, and tax planning for that fiscal year were $0 and $0, respectively.

(4) ALL OTHER FEES
The aggregate fees billed in each of the fiscal years ended December 31, 2008 and 2007, for products and services provided by RMSB&G other than those services reported above, for that fiscal year were $0 and $0, respectively.
(
5) AUDIT COMMITTEE POLICIES AND PROCEDURES
The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2008 were approved by the Board of Directors pursuant to its policies and procedures. They intend to continue using RMSB&G solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

ITEM 15. EXHIBITS

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

                             SIGNATURES

BAYNON INTERNATIONAL CORP.

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Baynon and in the capacities and on the dates indicated.

By: /s/ PASQUALE CATIZONE
    -------------------------------
    Pasquale Catizone,
    President
    (Principal Executive Officer)
    Dated: March 19, 2009

By: /s/ DANIEL GENERELLI
    -------------------------------
    Daniel Generelli
    Secretary, Treasurer
    (Principal Financial Officer, Principal Accounting Officer)
    Dated: March 19, 2009

By: /s/ ROBERT L. MILLER
    -------------------------------
    Robert L. Miller
    Director
    Dated: March 19, 2009

BAYNON INTERNATIONAL CORP.
INDEX TO FINANCIAL STATEMENTS

                                                                   Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM              20

FINANCIAL STATEMENTS:
Balance Sheets as of December 31, 2008 and 2007                      21
Statements of Operations for the years ended                         22
     December 31, 2008 and 2007
Statements of Changes in Stockholders'                               23
     Deficiency for the years ended December 31, 2008 and 2007
Statements of Cash Flows for the years ended December                24
     31, 2008 and 2007
Notes to Financial Statements                                        25

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Baynon International
Corporation:

We have audited the accompanying balance sheets of Baynon International Corporation (the "Company") as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey
March 16, 2009

                      BAYNON INTERNATIONAL CORP.
                           BALANCE SHEETS
                       DECEMBER 31, 2008 AND 2007

                                                  2008           2007
                                             ------------   -----------
                                     ASSETS

Current Assets:
  Cash and cash equivalents                    $  22,949     $  14,513
                                               ---------     ---------

              Total Current Assets                22,949        14,513
                                               ---------     ---------

Total Assets                                   $  22,949     $  14,513
                                               =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Accounts payable and accrued expenses     $  31,345     $  19,470
     Convertible notes payable - stockholders     25,000        20,000
     Accrued interest - stockholders                  32            62
                                               ---------     ---------

              Total Current Liabilities           56,377        39,532
                                               ---------     ---------

Total Liabilities                                 56,377        39,532
                                               ---------     ---------

Commitments and Contingencies

Stockholders' Deficiency:
  Common stock, $.001 par value, 50,000,000
  shares authorized, 23,272,692 shares issued
  and outstanding at December 31, 2008 and
  21,152,692 shares issued and outstanding at
  December 31, 2007                               23,273        21,153
  Additional paid-in capital                     155,660       136,580
  Accumulated deficit                           (212,361)     (182,752)
                                               ---------     ---------

Total Stockholders' Deficiency                   (33,428)      (25,019)
                                               ---------      ---------

Total Liabilities and Stockholders'
  Deficiency                                    $ 22,949     $  14,513
                                                =========     =========

                The accompanying notes are an integral part
                       of these financial statements

                      BAYNON INTERNATIONAL CORP.
                       STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                              2008           2007
                                           ----------    -----------
Revenues                                  $        --    $        --
                                          -----------    -----------

Cost of Revenue                                    --             --
                                          -----------    -----------

Gross Profit                                       --             --
                                          -----------    -----------

Other Costs:
    General and administrative expenses        28,499         23,409
                                          -----------    -----------

              Total Other Costs                28,499         23,409
                                          -----------    -----------

Operating loss                                (28,499)       (23,409)
                                          -----------    -----------
Other Income (Expense):
   Interest income                                 60            257
   Interest expense - stockholders             (1,170)        (1,200)
                                          -----------    -----------
              Total Other Income (Expense)     (1,110)          (943)
                                          -----------    -----------

Net loss                                  $   (29,609)   $   (24,352)
                                          ===========    ===========

Earnings (Loss) Per Share:
    Basic and diluted earnings (loss) per
        common share                      $         -    $         -
                                          ===========    ===========

    Basic and diluted common shares
        outstanding                        21,263,048     19,143,048
                                          ===========    ===========

                The accompanying notes are an integral part
                      of these financial statements

                       BAYNON INTERNATIONAL CORP.
                 STATEMENT OF STOCKHOLDERS' DEFICIENCY
             FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                 Common Stock
                                $.001 Par Value
                            ---------------------------
                                          Common     Additional
                              Number       Stock       Paid-in    Accumulated
                            of Shares      Amount      Capital      Deficit     Total
                            ---------------------------------------------------------
Balance - January 1, 2007   19,032,692   $  19,033   $ 117,500   $(158,400) $ (21,867)

Issuance of common stock -
   repayment of debt         2,120,000       2,120      19,080           -     21,200

Net loss for the year ended
   December 31, 2007                 -           -           -     (24,352)   (24,352)
                            ----------   ---------    --------  ----------   --------
Balance - December 31, 2007 21,152,692   $  21,153    $136,580   $(182,752)  $(25,019)

Issuance of common stock -
   repayment of debt         2,120,000       2,120      19,080           -     21,200

Net loss for the year ended
  December 31, 2008                  -           -           -     (29,609)   (29,609)
                            ----------   ---------    --------   ---------    --------
Balance - December 31, 2008 23,272,692   $  23,273    $155,660   $(212,361)  $(33,428)
                            ==========   =========    ========   =========   ========

                The accompanying notes are an integral part
                      of these financial statements

                      BAYNON INTERNATIONAL CORP.
                       STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                2008           2007
                                           ------------   ------------
Cash Flows from Operating Activities:
  Net loss                                   $ (29,609)     $ (24,352)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
  Increase paid with common stock                1,200          1,200
Increase in accounts payable
    and accrued expenses                        11,875          4,725
  Increase in accrued interest - stockholder       (30)             -
                                             ---------      ---------
Net cash used in operating activities          (16,564)       (18,427)
                                             ---------      ---------
Cash Flows from Financing Activities:
  Proceeds from note payable, stockholders      25,000         20,000
                                             ---------      ---------
Net cash provided by financing activities       25,000         20,000
                                             ---------      ---------
Increase in Cash and Cash Equivalents            8,436          1,573

Cash and Cash Equivalents, beginning of year    14,513         12,940
                                             ---------      ---------

Cash and Cash Equivalents, end of year       $  22,949      $  14,513
                                             =========      =========

Schedule of Non-cash Activities:

Common stock issued for note payable
  - stockholder                              $  20,000      $  20,000
                                             =========      =========

Common stock issued for accrued interest
  - stockholder                              $   1,200      $   1,200
                                             =========      =========

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
  Interest                                   $       -      $       -
                                             =========      =========
  Income Taxes                               $     520      $       -
                                             =========      =========

              The accompanying notes are an integral part
                    of these financial statements.

                           BAYNON INTERNATIONAL CORP.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 and 2007

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

                           BAYNON INTERNATIONAL CORP.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 and 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                                  2008          2007
                                                 ------        ------
Convertible note payable and
  accrued interest - stockholder
  (weighted average)                             53,528        98,936

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's recurring losses from operations, stockholders' deficiency and working capital deficiency, and lack of revenue generating operations, raise substantial doubt about the Company's ability to continue as a going concern.

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

                           BAYNON INTERNATIONAL CORP.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 and 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Standards
In December 2007, the FASB issued FAS 141(R), "Business Combinations - a replacement of FASB Statement No. 141" ("SFAS 141R"), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. Beginning January 1, 2009, the Company will adopt SFAS 141R and the impact of implementing this statement will depend on the nature and significance of business combinations consummated that would be subject to this statement.

The Company adopted SFAS No. 157, "Fair Value Measurements" as of January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of this pronouncement did not have a material effect on the financial position and results of operations of the Company.

On January 1, 2008 we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS 159"), which permits a company to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. We have not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of this standard has had no effect on our results of operations.

                           BAYNON INTERNATIONAL CORP.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 and 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU
Section 411, "The meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 to change it current practice nor does the Company anticipate an effect on its results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

3. CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS
On December 13, 2007, the Company issued an unsecured note payable to a stockholder in exchange for $20,000 in cash, in order for the Company to pay current invoices. The note bore interest at 6% per annum and matured on December 13, 2008. The stockholder had the option to convert the note and accrued interest into the Company's common stock at $.01 per share. The option was exercised on December 13, 2008 and 2,120,000 shares of common stock were issued in satisfaction of the note and accrued interest.

On December 13, 2008, the Company issued an unsecured note payable to a stockholder in exchange for $5,000 in cash, in order for the Company to pay current invoices. The note bears interest at 6% per annum and matures on December 13, 2009. The stockholder has the option to convert the note and accrued interest into the Company's common stock at $.01 per share. The option expires on December 13, 2009.

On December 26, 2008, the Company issued an unsecured note payable to a stockholder in exchange for $20,000 in cash, in order for the Company to pay current invoices. The note bears interest at 6% per annum and matures on December 26, 2009. The stockholder has the option to convert the note and accrued interest into the Company's common stock at $.01 per share. The option expires on December 26, 2009.

At December 31, 2008 and 2007, accrued interest on the notes was $32 and $62, respectively. Interest expense amounted to $1,170 and $1,200 for the years ended December 31, 2008 and 2007, respectively.

                           BAYNON INTERNATIONAL CORP.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 and 2007

4. COMMON STOCK
On December 13, 2008, the Board of Directors authorized the issuance of 2,120,000 shares of common stock in satisfaction of a note payable to a stockholder of $20,000 plus accrued interest of $1,200. See Note 3.

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

5. INCOME TAXES
The component of deferred tax assets at December 31, 2008 and 2007 is as follows:

                                                    2008        2007
                                                   ------      ------
Net operating loss carry forwards               $  69,500    $  57,700

  Less: Valuation allowance                       (69,600)     (57,700)
                                                ---------    ---------
                                                $       -    $       -
                                                =========    =========

A 100% valuation allowance was provided at December 31, 2008 and 2007 as it is uncertain if the deferred tax assets would be utilized. The increase in the valuation allowance was as a result of the increase in the Company's net operating loss.

At December 31, 2008, the Company has unused federal net operating loss carry forwards of approximately $209,000 expiring between 2018 and 2028 and unused New Jersey net operating loss carry forwards of approximately $173,000 expiring between 2009 and 2015.