Form 10-Q
period 2009-03-31
BAYNON INTERNATIONAL CORP
filed 2009-05-12
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2009

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

The number of outstanding shares of the registrant's common stock, April 30, 2009: Common Stock - 23,272,692

                 BAYNON INTERNATIONAL CORP.
                         FORM 10-Q
                           INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at March 31, 2009 (Unaudited)
         and December 31, 2008 (Audited)                       3

         Statements of Operations for the three months
           ended March 31, 2009 and 2008 (Unaudited)           4

         Statements of Cash Flows for the three months
           ended March 31, 2009 and 2008 (Unaudited)           5

         Notes to Financial Statements                         6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       8

Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                         9

Item 4T. Controls and Procedures                              10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                    11

Item 1A. Risk Factors                                         11

Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        11

Item 3.  Defaults upon Senior Securities                      11

Item 4.  Submission of Matters to a Vote of Security
           Holders                                            11

Item 5.  Other Information                                    11

Item 6.  Exhibits                                             11

SIGNATURES                                                    11

                                 PART I
                    Item I - FINANCIAL STATEMENTS

                       BAYNON INTERNATIONAL CORP.
                             BALANCE SHEETS

                                        March 31,         December 31,
                                          2009                2008
                                     -------------       ------------
                                       (UNAUDITED)           (AUDITED)

                               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents           $      4,483       $     22,949
                                       ------------       ------------
   TOTAL CURRENT ASSETS                       4,483             22,949
                                       ------------       ------------
TOTAL ASSETS                           $      4,483       $     22,949
                                       ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Accounts payable and accrued
     expenses                          $     18,420       $     31,345
   Convertible notes payable -
     stockholders                            25,000             25,000
   Accrued interest - stockholders              401                 32
                                       ------------       ------------
   TOTAL CURRENT LIABILITIES                 43,821             56,377
                                       ------------       ------------
TOTAL LIABILITIES                            43,821             56,377
                                       ------------       ------------

STOCKHOLDERS' DEFICIENCY:
   Common stock, par value $.001,
    authorized 50,000,000 shares, issued
    and outstanding 23,272,692 shares        23,273             23,273
   Additional paid-in capital               155,660            155,660
   Accumulated deficit                     (218,271)          (212,361)
                                       ------------       ------------
   TOTAL STOCKHOLDERS' DEFICIENCY           (39,338)           (33,428)
                                       ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                          $      4,483       $     22,949
                                       ============       ============


               The accompanying notes are an integral part
                       of these financial statements

                       BAYNON INTERNATIONAL CORP.
                        STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                    Three Months Ended
                                         March 31,
                                    2009         2008
                                --------      --------
Revenues                        $      -      $      -
Cost of revenue                        -             -
                                --------      --------
Gross Profit                           -             -
                                --------      --------
Other Costs:
  General and administrative
    expenses                       5,575         8,380
                                --------      --------
    Total Other Costs              5,575         8,380
                                --------      --------
Operating loss                    (5,575)       (8,380)
                                --------      --------
Other Income(Expense):
  Interest income                     34            31
  Interest expense - stockholders   (369)         (300)
                                --------      --------
    Total Other Income(Expense)     (335)         (269)
                                --------      --------
Net Loss                        $ (5,910)     $ (8,649)
                                ========      ========
Earnings(Loss) per share:
  Basic and diluted earnings
   (loss) per common share      $      -      $      -
                                ========      ========
  Basic and diluted common
   shares outstanding         23,272,692    21,152,692
                              ==========    ==========


                   The accompanying notes are an integral part
                         of these financial statements

                       BAYNON INTERNATIONAL CORP.
                        STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                               (UNAUDITED)

                                                  2009            2008
                                                  ----            ----
Cash Flows from Operating Activities:
Net loss                                     $   (5,910)    $   (8,649)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Decrease in accounts payable and accrued
     expenses                                   (12,925)        (3,200)
   Increase in accrued interest - stockholders      369            300
                                             ----------     ----------
        Net cash used in operating activities   (18,466)       (11,549)
                                             ----------     ----------
Decrease in Cash and Cash Equivalents           (18,466)       (11,549)

Cash and Cash Equivalents, beginning of period   22,949         14,513
                                             ----------     ----------
Cash and Cash Equivalents, end of period     $    4,483     $    2,964
                                             ==========     ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
     Income Taxes                            $        -     $        -
                                             ==========     ==========
     Interest                                $        -     $        -
                                             ==========     ==========





               The accompanying notes are an integral part
                   of these financial statements

                      BAYNON INTERNATIONAL CORP.
                    NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2009 AND 2008
                              (UNAUDITED)

1. THE COMPANY

Baynon International Corp. formerly known as Technology Associates Corporation (the "Company"), was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking. On December 28, 1989, the Company reincorporated under the laws of the State of Nevada. The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board. The Company has not engaged in any business operations for at least the last seven fiscal years and has no operations to date.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation
The December 31, 2008 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2009, its results of operations for the three months ended March 31, 2009 and 2008 and its cash flows for the three months ended March 31, 2009 and 2008.

The statements of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-K for the year ended December 31, 2008.

Earnings (Loss) Per Share
The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and

                      BAYNON INTERNATIONAL CORP.
                    NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2009 AND 2008
                              (UNAUDITED)

warrants. The following securities have been excluded from the calculation of loss per share for the three months ended March 31, 2009 and 2008 as their effect would be antidilutive:

                                       Three Months Ended
                                            March 31,
                                     ---------------------------
                                     2009                   2008
                                     ----                   ----
Convertible debt and accrued
  interest - stockholder           708,603                 633,096


Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $218,271 at March 31, 2009. The Company has no revenue generating operations and has limited cash resources. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company's obligations through December 31, 2009 by obtaining additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3. CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

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

At March 31, 2009 and December 31, 2008, accrued interest on the loan and note was $401 and $32, respectively. Interest expense amounted to $369 and $300 for the three months ended March 31, 2009 and 2008, respectively.

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

Critical Accounting Policies
The financial statements and accompanying footnotes included in this report have been prepared in accordance with accounting principles generally accepted in the United States with certain amounts based on management's best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that they believe are reasonable. Actual results could differ from those estimates.

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2009.

Trends and Uncertainties
There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Baynon's financial statements.

Liquidity and Capital Resources
At March 31, 2009, Baynon had a cash balance of $4,483, which represents an $18,466 decrease from the $22,949 balance at December 31, 2008. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Baynon's working capital deficit at March 31, 2009 was $39,338 as compared to a December 31, 2008 deficit of $33,428.

The focus of Baynon's efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate Baynon. Baynon has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. Baynon does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. Baynon presently owns no real property and at this time has no intention of acquiring any such property. Baynon's sole expected expenses are comprised of professional fees primarily incident to its reporting requirements.

The accompanying financial statements have been prepared assuming Baynon will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $5,910 and $8,649 for the three months ended March 31, 2009 and 2008, respectively, and a working capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern.

Management believes Baynon will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms. Baynon's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a "going concern" qualification in their auditors' report dated March 16, 2009. Such a "going concern" qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Baynon's operating results.

Results of Operations for the Three Months Ended March 31, 2009, compared to the Three Months Ended March 31, 2008.

Baynon incurred a net loss of $5,910 in the current period versus a net loss of $8,649 in the prior period. General and administrative expenses were $5,575 compared to $8,380 in the prior period, a decrease of $2,805. General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior period, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon's ability to merge with an operating company, which might permit Baynon to avail itself of those advantages.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4T. Controls and Procedures.
During the three months ended March 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 12, 2009

BAYNON INTERNATIONAL CORP.

By: /s/ Pasquale Catizone
-------------------------
Pasquale Catizone, Principal Executive Officer