Form 10-Q
period 2009-06-30
BAYNON INTERNATIONAL CORP
filed 2009-08-07
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2009

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

The number of outstanding shares of the registrant's common stock, July 31, 2009: Common Stock - 25,860,192

                 BAYNON INTERNATIONAL CORP.
                         FORM 10-Q
                           INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at June 30, 2009 (Unaudited)
         and December 31, 2008 (Audited)                       3

         Statements of Operations for the three and six months
           ended June 30, 2009 and 2008 (Unaudited)            4

         Statements of Cash Flows for the six months
           ended June 30, 2009 and 2008 (Unaudited)            5

         Notes to Financial Statements                         6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       9

Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        11

Item 4T. Controls and Procedures                              11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                    12

Item 1A. Risk Factors                                         12

Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        12

Item 3.  Defaults upon Senior Securities                      12

Item 4.  Submission of Matters to a Vote of Security
           Holders                                            12

Item 5.  Other Information                                    12

Item 6.  Exhibits                                             12

SIGNATURES                                                    12

                                 PART I
                    Item I - FINANCIAL STATEMENTS

                       BAYNON INTERNATIONAL CORP.
                             BALANCE SHEETS

                                        June 30,         December 31,
                                          2009                2008
                                     -------------       ------------
                                       (UNAUDITED)

                               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents           $         33       $     22,949
                                       ------------       ------------
   TOTAL CURRENT ASSETS                          33             22,949
                                       ------------       ------------
TOTAL ASSETS                           $         33       $     22,949
                                       ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Accounts payable and accrued
     expenses                          $     21,320       $     31,345
   Convertible notes payable -
     stockholders                                 -             25,000
   Accrued interest - stockholders                -                 32
                                       ------------       ------------
   TOTAL CURRENT LIABILITIES                 21,320             56,377
                                       ------------       ------------
TOTAL LIABILITIES                            21,320             56,377
                                       ------------       ------------

STOCKHOLDERS' DEFICIENCY:
   Common stock, par value $.001,
    50,000,000 shares authorized, 25,860,192
    issued and outstanding at June 30, 2009
    and 23,272,692 shares issued and out-
    standing at December 31, 2008            25,860             23,273
   Additional paid-in capital               178,948            155,660
   Accumulated deficit                     (226,095)          (212,361)
                                       ------------       ------------
   TOTAL STOCKHOLDERS' DEFICIENCY           (21,287)           (33,428)
                                       ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                          $         33       $     22,949
                                       ============       ============

               The accompanying notes are an integral part
                       of these financial statements

                        BAYNON INTERNATIONAL CORP.
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                    Three Months Ended        Six Months Ended
                                         June 30,                  June 30,
                                    2009         2008         2009         2008
                                ---------   ----------   ----------   ---------
Revenues                        $      -      $      -    $      -      $      -
                                ---------   ----------   ----------   ----------
General and administrative
  expenses                      $  7,518      $  6,413    $ 13,092      $ 14,793
                                --------      --------    --------      --------
Operating loss                    (7,518)       (6,413)    (13,092)      (14,793)
                                --------      --------    --------      --------
Other Income (Expense):
  Interest income                      5             8          39            39
  Interest expense - stockholders   (312)         (332)       (681)         (632)
                                --------      --------    --------      --------
    Total Other Income (Expense)    (307)         (324)       (642)         (593)
                                --------      --------    --------      --------
Net Loss                        $ (7,825)     $ (6,737)   $(13,734)     $(15,386)
                                ========      ========    ========      ========
Loss per share:
  Basic and diluted loss
   per common share             $      -      $      -    $      -      $      -
                                ========      ========    ========      ========
  Basic and diluted common
   shares outstanding         23,699,203    10,431,465  23,487,126    10,431,465
                              ==========    ==========  ==========    ==========

                   The accompanying notes are an integral part
                         of these financial statements

                       BAYNON INTERNATIONAL CORP.
                        STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                               (UNAUDITED)

                                                  2009            2008
                                                  ----            ----
Cash Flows from Operating Activities:
Net loss                                     $  (13,734)    $  (15,386)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Common stock issued for accrued interest         843              -
   (Decrease) increase in accounts payable
     and accrued expenses                       (10,025)           889
   Increase in accrued interest
      - stockholders                                 -             632
                                             ----------     ----------
        Net cash used in operating activities   (22,916)       (13,865)
                                             ----------     ----------

Cash flows from Financing Activities:
  Proceeds from related party loan                    -          5,000
                                             ----------     ----------
      Net cash provided by financing activities       -          5,000
                                             ----------     ----------
Decrease in Cash and Cash Equivalents           (22,916)        (8,865)

Cash and Cash Equivalents, beginning of period   22,949         14,513
                                             ----------     ----------
Cash and Cash Equivalents, end of period     $       33     $    5,648
                                             ==========     ==========

Schedule of Non-cash Activities
  Common stock issued for notes payable
    - stockholders                           $   25,000     $        -
                                             ==========     ==========
  Common stock issued for accrued interest
    - stockholders                           $       32     $        -
                                             ==========     ==========




               The accompanying notes are an integral part
                   of these financial statements

                     BAYNON INTERNATIONAL CORP.
                    NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2009
                             (UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation
The December 31, 2008 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2009, its results of operations for the three and six months ended June 30, 2009 and 2008 and its cash flows for the six months ended June 30, 2009 and 2008.

The statements of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-K for the year ended December 31, 2008.

Earnings (Loss) Per Share
The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and

                           BAYNON INTERNATIONAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2009
                                  (UNAUDITED)

warrants. The following securities have been excluded from the calculation of loss per share for the six months ended June 30, 2009 and 2008 as their effect would be antidilutive:

                                       Six Months Ended
                                            June 30,
                                     ---------------------------
                                     2009                   2008
                                     ----                   ----
Convertible debt and accrued
  interest - stockholder                -               1,155,836

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses, and notes payable approximate fair value based on the short-term maturity of these instruments.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $226,095 at June 30, 2009. The Company has no revenue generating operations and has limited cash resources. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company's obligations through December 31, 2009 by obtaining additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3. CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On December 13, 2008, the Company issued an unsecured note payable to a stockholder in exchange for $5,000 in cash, in order for the Company to pay current invoices. The note bears interest at 6% per annum and matures on December 13, 2009. The stockholder has the option to convert the note and accrued interest into the Company's common stock at $.01 per share. The option was exercised on June 15, 2009 and 517,500 shares of common stock were issued in satisfaction of the note and accrued interest.

On December 26, 2008, the Company issued an unsecured note payable to a stockholder in exchange for $20,000 in cash, in order for the Company to pay current invoices. The note bears interest at 6% per annum and matures on December 26, 2009. The stockholder has the option to convert the note and accrued interest into the Company's common stock at $.01 per share. The option was exercised on June 15, 2009 and 2,070,000 shares of common stock were issued in satisfaction of the note and accrued interest.

At June 30, 2009 and December 31, 2008, accrued interest on the loan and note was $0 and $32, respectively. Interest expense amounted to $312 and $332 for the three months ended June 30, 2009 and 2008, respectively. Interest expense amounted to $681 and $632 for the six months ended June 30, 2009 and 2008, respectively.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies as of and for the six months ended June 30, 2009.

Trends and Uncertainties
There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Baynon's financial statements.

Liquidity and Capital Resources
At June 30, 2009, Baynon had a cash balance of $33, which represents a $22,916 decrease from the $22,949 balance at December 31, 2008. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company.

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

The accompanying financial statements have been prepared assuming Baynon will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $13,734 and $15,386 for the six months ended June 30, 2009 and 2008, respectively, and a working capital and shareholders' deficiency which raises substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations for the Three Months Ended June 30, 2009, compared to the Three Months Ended June 30, 2008.

Baynon incurred a net loss of $13,734 in the current period versus a net loss of $15,386 in the prior period. General and administrative expenses were $13,092 compared to $14,793 in the prior period, a decrease of $1,701. General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior period, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon's ability to merge with an operating company, which might permit Baynon to avail itself of those advantages.

Results of Operation for the Six Months Ended June 30, 2009, compared to the Six Months Ended June 30, 2008.

Baynon incurred a net loss of $13,734 in the current period versus a net loss of $15,386 in the prior period. General and administrative expenses were $13,092 compared to $14,793 in the prior period, a decrease of $1,701. General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

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


Item 4T. Controls and Procedures.

During the six months ended June 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None.

Item 1A. Risk Factors.  Not applicable for small reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 13, 2008, the Company issued an unsecured note payable to a stockholder in exchange for $5,000 in cash, in order for the Company to pay current invoices. The note bears interest at 6% per annum and matures on December 13, 2009. The stockholder has the option to convert the note and accrued interest into the Company's common stock at $.01 per share. The option was exercised on June 15, 2009 and 517,500 shares of common stock were issued in satisfaction of the note and accrued interest.

On December 26, 2008, the Company issued an unsecured note payable to a stockholder in exchange for $20,000 in cash, in order for the Company to pay current invoices. The note bears interest at 6% per annum and matures on December 26, 2009. The stockholder has the option to convert the note and accrued interest into the Company's common stock at $.01 per share. The option was exercised on June 15, 2009 and 2,070,000 shares of common stock were issued in satisfaction of the note and accrued interest.

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

Dated: August 7, 2009

BAYNON INTERNATIONAL CORP.

By: /s/ Pasquale Catizone
-------------------------
Pasquale Catizone, Principal Executive Officer