Form 10-Q/A
period 2009-06-30
BAYNON INTERNATIONAL CORP
filed 2009-09-29
CIK 1089598

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

Results of Operations for the Three Months Ended June 30, 2009, compared to the Three Months Ended June 30, 2008.

Baynon incurred a net loss of $7,825 in the current period versus a net loss of $6,737 in the prior period. General and administrative expenses were $7,518 compared to $6,413 in the prior period, an increase of $1,105. General and administrative expenses were incurred primarily to satisfy reporting requirements.

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

Dated: September 29, 2009

BAYNON INTERNATIONAL CORP.

By: /s/ Pasquale Catizone
-------------------------
Pasquale Catizone, Principal Executive Officer