Form 10-K/A
period 2008-12-31
BAYNON INTERNATIONAL CORP
filed 2009-12-15
CIK 1089598

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K/A

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


                           EXPLANATORY NOTE

The Registrant is amending its Annual Report on Form 10-K for the year ended December 31, 2008, to correct the 302 certification attached as an exhibit. Except for the foregoing, no other information included in our original Form 10-K for the year ended December 31, 2008 filed on March 19, 2009, is amended by the Form 10-K/A.

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

By: /s/ PASQUALE CATIZONE
    -------------------------------
    Pasquale Catizone,
    President
    (Principal Executive Officer)
    Dated: December 15, 2009

By: /s/ DANIEL GENERELLI
    -------------------------------
    Daniel Generelli
    Secretary, Treasurer
    (Principal Financial Officer, Principal Accounting Officer)
    Dated: December 15, 2009

By: /s/ ROBERT L. MILLER
    -------------------------------
    Robert L. Miller
    Director
    Dated: December 15, 2009

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