Form 10-Q/A
period 2009-03-31
BAYNON INTERNATIONAL CORP
filed 2009-12-15
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q/A

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

SIGNATURES

                           EXPLANATORY NOTE

The Registrant is amending its quarterly Report on Form 10-Q for the quarter ended March 31, 2009, to correct the 302 certification attached as an exhibit. Except for the foregoing, no other information included in our original Form 10-Q for the quarter ended March 31, 2009 filed on May 12, 2009, is amended by the Form 10-Q/A.

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

Dated: December 15, 2009

BAYNON INTERNATIONAL CORP.

By: /s/ Pasquale Catizone
-------------------------
Pasquale Catizone, Principal Executive Officer