Form 10-Q/A
period 2009-09-30
BAYNON INTERNATIONAL CORP
filed 2009-12-15
CIK 1089598

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

                           EXPLANATORY NOTE

The Registrant is amending its quarterly Report on Form 10-Q for the quarter ended September 30, 2009, to correct the 302 certification attached as an exhibit. Except for the foregoing, no other information included in our original Form 10-Q for the quarter ended September 30, 2009 filed on November 4, 2009, is amended by the Form 10-Q/A.

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