Form 10-K
period 2009-12-31
BAYNON INTERNATIONAL CORP
filed 2010-03-26
CIK 1089598

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

                   Commission File Number:  0-4006

                    BAYNON INTERNATIONAL CORP.
       (Exact name of registrant as specified in its charter)

            NEVADA                              88-0285718
       (State or other                       (I.R.S.  Employer
jurisdiction of incorporation                 Identification)
        or organization)

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

Large accelerated filer [ ]       Accelerated filer [ ]
Non-accelerated filer [ ]   Smaller Reporting Company [x]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).    Yes [x]    No  [ ]

As of February 28, 2010, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

As of February 28, 2010, the Registrant had outstanding 25,860,192 shares of Common Stock with a par value of $0.001 per share.

                DOCUMENTS INCORPORATED BY REFERENCE
None

                      TABLE OF CONTENTS

ITEM                                                 PAGE

                          PART I

1.    BUSINESS                                         4
1A.   RISK FACTORS                                     4
1B.   UNRESOLVED STAFF COMMENTS                        4
2.    PROPERTIES                                       5
3.    LEGAL PROCEEDINGS                                4
4.    SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS	                         5

                          PART II

5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
      MATTERS AND ISSUER PURCHASES OF EQUITY
      SECURITIES                                       6
6.    SELECTED FINANCIAL DATA                          6
7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
      OPERATION                                        7
7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
      MARKET RISK                                      9
8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA      9
9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
      ON ACCOUNTING AND FINANCIAL DISCLOSURES          9
9A(T).CONTROLS AND PROCEDURES                          9
9B.   OTHER INFORMATION                               10

                           PART III

10.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS,
      CONTROL PERSONS, AND CORPORATE GOVERNANCE;      11
11.   EXECUTIVE COMPENSATION                          12
12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
      AND MANAGEMENT                                  13
13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
      AND DIRECTOR INDEPENDENCE                       14
14.   PRINCIPAL ACCOUNTING FEES AND SERVICES          15

                            PART IV

15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES          15

                           PART I

ITEM 1. DESCRIPTION OF BUSINESS

Baynon International Corp., formerly known as "Technology Associates Corporation", was originally incorporated on February 29, 1968, under the laws of the Commonwealth of Massachusetts. On December 28, 1989, Baynon reincorporated under the laws of the State of Nevada. Baynon was formerly engaged in the technology marketing business. Baynon has not engaged in any business operations for at least the last seven years.

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

Baynon has not engaged in any business operations for at least the last seven years. The current and proposed business activities described herein classify Baynon as a blank check company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Management does not intend to undertake any efforts to cause a market to develop in Baynon's securities until such time as Baynon has successfully implemented its business plan described herein.


ITEM 1A.  RISK FACTORS

Not applicable


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Baynon has no properties and at this time has no agreements to acquire any properties. Baynon currently uses for its principal place of business the home office of Pasquale Catizone, an officer and director of Baynon, at no cost to Baynon, an arrangement which management expects will continue until Baynon completes an acquisition or merger.


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

                                PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.
There has been no trading market for Baynon's Common Stock for at least the last five years. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

   Holders. There were approximately 540 record holders of Baynon's common stock as of February 28, 2010. The issued and outstanding shares of Baynon's common stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

   Performance graph. Not applicable.

   Sale of unregistered securities. On June 15, 2009, the Board of Directors authorized the issuance of 2,587,500 shares of common stock in satisfaction of two notes payable to stockholders in the amount of $25,000 plus accrued interest of $875.

On December 12, 2008, the Board of Directors authorized the issuance of 2,120,000 shares of common stock in satisfaction of a note payable to a stockholder in the amount of $20,000 plus accrued interest of $1,200.

On December 12, 2007, the Board of Directors authorized the issuance of 2,120,000 shares of common stock in satisfaction of a note payable to a stockholder of $20,000 plus accrued interest of $1,200.

(b) Use of Proceeds. Not applicable.

(c) Purchases of Equity Securities. None


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

Liquidity and Capital Resources
At December 31, 2009, Baynon had a cash balance of $4,631 that represents an $18,318 decrease from the $22,949 balance at December 31, 2008. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Baynon's working capital deficit at December 31, 2009 was $30,514 as compared to a deficit of $33,428.

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

The accompanying financial statements have been prepared assuming
Baynon will continue as a going concern. Baynon's recurring losses from operations, stockholders deficiency and working capital deficiency, and lack of revenue generating operations, raise substantial doubt about Baynon's ability to continue as a going concern.

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

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such a business plan will actually improve Baynon's operating result.

Results of Operations for the Year Ended December 31, 2009, Compared to the Year Ended December 31, 2008. Baynon incurred a net loss of $22,960 in the current year versus a net loss of $29,609 in the prior year. General and administrative expenses were $21,932 compared to $28,499 in the prior year, a decrease of $6,567.

General and administrative expenses, which consist of fees paid for legal, accounting, and auditing services, were incurred primarily to enable Baynon to satisfy the requirements of a reporting company. During the current and prior year, Baynon did not record an income tax benefit for net operating losses generated due to the uncertainty of their realization.

Recently Issued Accounting Standards
Effective July 1, 2009, the Financial Accounting Standards Board's Accounting Standards Codification became the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our financial statements have been changed to refer to the appropriate section of ASC.

Off Balance Sheet Arrangements
None.

Tabular Disclosure of Contractual Obligations
None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not Applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Baynon's financial statements and associated notes are set forth beginning on page 17.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.


ITEM 9A(T). CONTROLS AND PROCEDURES
Changes in Internal Controls
During the year ended December 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of December 31, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting Management of Baynon is responsible for establishing and maintaining adequate internal control over financial reporting as derived in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control Intergrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects Baynon's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of Baynon's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we did not identify any material weakness in our internal control over financial reporting. Therefore, it is our conclusion that Baynon's internal controls over financial reporting were effective as of December 31, 2009.

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

ITEM 9B. Other Information
None.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE

(a) Identity of Officers and Directors
During the fiscal year ended December 31, 2009, Baynon had three (3) directors and two (2) officers as follows:

Name                 Age     Position and Offices Held   Director Since
----                 ---     -------------------------   --------------
Pasquale Catizone    69        President, Director          May 1988

Daniel Generelli     46        Secretary, Treasurer     October 1, 2001
                                    Director

Robert L. Miller     53        Director                  March 12, 2002

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

Robert L. Miller. Mr. Miller, the president of Shawshank Holdings, Limited, a New York Corporation, joined Baynon's Board of Directors on March 12, 2002. Since June 1995, he has been President of Trippoak Advisors, Inc., and President of The Trippoak Group, Inc. since May 2002, where he has worked as a consultant and private investor. Since May 1999, he has also been Chairman of DM Management, LLC, where he has worked as an investment advisor.

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

Baynon has no other executive compensation elements that would require the inclusion of tabular disclosure or narrative discussion.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 28, 2010 certain information regarding the ownership of the common stock by (i) each person known by Baynon to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of Baynon's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of Baynon's Executive Officers and Directors as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided. In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.

 Name and address                   Amount and Nature     Percentage of
Of Beneficial Owner               of Beneficial Ownership     Class

Pasquale Catizone(1)(3)(6)             11,924,815             42.62%
266 Cedar Street
Cedar Grove, NJ 07009

Carmine Catizone (2)(3)                 6,070,000             21.69%
10 1.2 Walker Avenue
Morristown, NJ 07960

Robert L. Miller (4)                    3,750,000             13.40%
94 Anderson Avenue
Demarest, NJ 07627

Shawshank Holdings, Limited (5)         3,750,000             13.40%
94 Anderson Avenue
Demarest, NJ 07627

Daniel Generelli                           50,000
c/o Baynon International Corp.
 266 Cedar Street
Cedar Grove, NY 07009

Robyn Conforth                          1,850,000              6.61%
266 Cedar Street
Cedar Grove, NJ 07009

All Executive Officers and
Directors as a Group                   15,724,815             56.20%
(consisting of three persons)

* Less than 1%.
(1) Includes an aggregate of 1,850,000 shares (18.73% of the class) held of record by Robyn Conforth, Mr. Catizone's adult step daughter. Mr. Catizone disclaims beneficial ownership of the shares of Baynon owned by his adult daughter.
(2) Includes: (a) an aggregate of 500,000 shares held in a custodial account for the benefit of Carrie Catizone, Mr. Carmine Catizone's adult daughter who does not reside with him; and (b) 500,000 shares held in a custodial account for the benefit of Sherri Catizone, Mr. Carmine Catizone's adult daughter who does not reside with him. Mr. Carmine Catizone served as an executive officer and director of Baynon from May 1998 through October 1, 2001.
(3) Pasquale and Carmine Catizone are brothers.
(4) Robert L. Miller was named to Baynon's board of directors on March 12, 2002. He is the president of Shawshank Holdings, Limited, a New York corporation.
(5) A New York corporation controlled by or under common control of Robert L. Miller, a director of Baynon.
(6) Includes 2,120,000 shares which may be issued as satisfaction of a note payable plus accrued interest upon request of the stockholder any time before September 1, 2010.


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

Specifically, Mr. Miller has not:
been at any time during the past three years, employed by Baynon or by any parent or subsidiary of Baynon;
   - accepted or had a family member who accepted any compensation from Baynon in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence;
   - been a family member of an individual who is, or at any time during the past three years was, employed by Baynon as an executive officer;
   - been, or had a Family Member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which Baynon made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more;
   - been, or had a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of Baynon serve on the compensation committee of such other entity; or
   - been, or had a family member who is, a current partner of Baynon's outside auditor, or was a partner or employee of Baynon's outside auditor who worked on Baynon's audit at any time during any of the past three years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES
The aggregate fees billed and estimated to be billed for the fiscal years ended and , for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C., for the audit of Baynon's annual financial statements and review of the financial statements included in Baynon's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years were $15,600 and $15,400, respectively.

AUDIT-RELATED FEES
The aggregate fees billed for the fiscal years ended and for assurance and related services by RMSB&G that are reasonably related to the performance of the audit or review of Baynon's financial statements for that fiscal year were $6000 and $5400, respectively.

TAX FEES
The aggregate fees billed for the fiscal years ended and for professional services rendered by RMSB&G for tax compliance, tax advice, and tax planning for that fiscal year were $0 and $0, respectively.

ALL OTHER FEES
The aggregate fees billed in each of the fiscal years ended and, for products and services provided by RMSB&G other than those services reported above, for that fiscal year were $0 and $0, respectively.

AUDIT COMMITTEE POLICIES AND PROCEDURES
The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year were approved by the Board of Directors pursuant to its policies and procedures. They intend to continue using RMSB&G solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                        PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm
Balance Sheet at December 31, 2009 and 2008
Statements of Operations for the years ended December 31, 2009 and 2008 Statement of Changes in Stockholders' Equity for the years ended
December 31, 2009 and 2008
Statements of Cash Flows for the years ended December 31, 2009 and 2008 Notes to Financial Statements

(a)(2) List of financial statement schedules included in Part IV hereof:
None.

(a)(3) Exhibits
All of the following exhibits are incorporated by reference
  3.1 Certificate of Incorporation of Baynon, as amended (filed with Baynon's Form 10-SB on
                  July 8, 1999, File No. 000-26653, and incorporated herein by reference).
  3.2 Bylaws of Baynon, as amended (filed with the Baynon's Form 10-SB on July 8, 1999, File No. 000-26653, and incorporated herein by reference).

The following exhibits are filed with this report
   31       302 certifications
   32       906 certifications

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Baynon and in the capacities and on the dates indicated.

By: /s/ PASQUALE CATIZONE
    -------------------------------
    Pasquale Catizone,
    President
    (Principal Executive Officer)
    Dated: March 26, 2010

By: /s/ DANIEL GENERELLI
    -------------------------------
    Daniel Generelli
    Secretary, Treasurer
    (Principal Financial Officer, Principal Accounting Officer)
    Dated: March 26, 2010

By: /s/ ROBERT L. MILLER
    -------------------------------
    Robert L. Miller
    Director
    Dated: March 26, 2010

                        BAYNON INTERNATIONAL CORP.
                       INDEX TO FINANCIAL STATEMENTS

                                                                   Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM              19

FINANCIAL STATEMENTS:

Balance Sheets as of December 31, 2009 and 2008                      20
Statements of Operations for the years ended                         21
     December 31, 2009 and 2008
Statements of Changes in Stockholders'                               22
     Deficiency for the years ended December 31, 2009 and 2008
Statements of Cash Flows for the years ended December                23
     31, 2009 and 2008
Notes to Financial Statements                                        24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Baynon International
Corporation:

We have audited the accompanying balance sheets of Baynon International Corporation (the "Company") as of December 31, 2009 and December 31, 2008, and the related statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey
March 15, 2010

                     BAYNON INTERNATIONAL CORP.
                          BALANCE SHEETS
                     DECEMBER 31, 2009 AND 2008


                                               2009             2008
                          ASSETS
Current Assets:                               $  4,631        $ 22,949
                                              --------        --------
  Total Current Assets                        $  4,631        $ 22,949
                                              --------        --------
Total Assets                                  $  4,631        $ 22,949
                                              ========        ========

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts Payable and accrued expenses         $ 14,747        $ 31,345
Convertible note payable - stockholder          20,000          25,000
Accrued interest - stockholder                     398              32
                                              --------        --------
Total current liabilities                       35,145          56,377
                                              --------        --------
Stockholders' Deficiency:
Common stock, $.001 par value, 50,000,000
Shares authorized, 25,660,192 shares issued
and outstanding at December 31, 2009 and
23,272,692 shares issued and outstanding
at December 31, 2008.                           25,860          23,273
Additional paid-in capital                     178,947         155,660
Accumulated deficit                           (235,321)       (212,361)
                                              --------        --------
Total Stockholders' Deficiency                 (30,514)        (33,428)

Total Liabilities and Stockholders'
  Deficiency                                  $  4,631        $ 22,949
                                              ========        ========

            The accompanying notes are an integral part
                of these financial statements

                    BAYNON INTERNATIONAL CORP.
                     STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

                                                 2009          2008
Revenues                                     $       -      $        -
Other Costs:
General and administrative expenses             21,932          28,499
                                             ---------      ----------
Total Other Costs                               21,932          28,449
                                             ---------      ----------
Operating loss                                 (21,932)        (28,499)
                                             ---------      ----------
Other Income(Expense):
Interest income                                      51             60
Interest expense-stockholder                     (1,079)        (1,170)
                                             ----------     ----------
Total Other Income (Expense)                     (1,028)        (1,110)
                                             ----------     ----------
Net Loss                                     $  (22,960)    $  (29,609)
                                             ==========     ==========
Earnings Per Share:
Basic and diluted earnings per
  common share                               $        -     $        -
                                             ==========     ==========
Basic and diluted common shares
  outstanding                                21,263,048     19,143,048
                                             ==========     ==========


            The accompanying notes are an integral part
                 of these financial statements

                    BAYNON INTERNATIONAL CORP.
              STATEMENT OF STOCKHOLDERS' DEFICIENCY
          FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

                                     Common Stock
                                    $.001 Par Value
                                    ---------------
                                           Common   Additional
                             Number         Stock     Paid-in    Accumulated
                             Of Shares     Amount    Capital       Deficit    Total
                             ---------     ------   ----------   -----------  -----
Balance-Janary 1, 2008       21,152,692  $ 21,153   $136,580     $(182,752) $(25,019)
Issuance of common stock -
  Repayment of debt           2,120,000     2,120     19,080             -    21,200
Net loss for the year ended
  December 31, 2008                   -         -          -       (29,609)  (29,609)
                             ----------  --------   --------     ---------  --------
Ending Balance, December 31,
  2008                       23,272,692    23,273    155,660      (212,361)  (33,248)
Issuance of common stock -
  repayment of debt           2,587,500     2,588     23,287             -    25,875
Net loss for the year ended
  December 31, 2009          25,860,192   $25,861   $178,947     $(235,321) $(30,514)
                             ----------   -------   --------     ---------  --------
Ending Balance, December 31,
  2009                       25,860,192   $25,861   $178,947     $(235,321) $(30,514)
                             ==========   =======   ========     =========  ========

             The accompanying notes are an integral part
                 of these financial statements

                   BAYNON INTERNATIONAL CORP.
                    STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

                                                   2009          2008
                                                   ----          ----

Cash Flows from Operating Activities:
Net loss                                         $(22,960)    $(29,609)
Adjustments to reconcile net loss
  To net cash used in operating
  Activities:
Common stock issued for accrued interest              843        1,200
(Decrease) Increase in accounts payable
  and accrued expenses                            (16,599)      11,875
Increase(Decrease) in accrued interest -
  Stockholder                                         398          (30)
                                                   ------     --------
Net cash used in operating activities             (38,318)     (16,564)
                                                  -------     --------
Cash Flows from Financing Activities:
Proceeds from note payable, stockholder            20,000       25,000
                                                  -------     --------
 (Decrease) Increase in Cash and Cash
  Equivalents                                     (18,318)       8,436
Cash and Cash Equivalents, beginning of year       22,949       14,513
                                                  -------     --------
Cash and Cash Equivalents, end of year            $ 4,631     $ 22,949
Schedule of Non-cash Activities:
Common stock issued for note payable
 - stockholder                                   $ 25,000     $ 20,000
                                                 ========     ========
Common stock issued for accrued interest
 - stockholder                                   $     32     $  1,200
                                                 ========     ========

                The accompanying notes are an integral part
                     of these financial statements.

                      BAYNON INTERNATIONAL CORP.
                    NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2009 AND 2008

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

Income Taxes
The Company utilizes the Financial Accounting Standards Board's ("FASB") Accounting Standard Codification ("ASC") 740 "Income Tax".
ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earning (Loss) Per Share
The Company computes earnings or loss per share in accordance with the Financial Accounting Standards Board's Accounting Standard Codification 260 ("ASC 260"), "Earning Per Share". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of net income per share, as their effect would be anti- dilutive:

                                                  2009          2008
                                                 ------        ------
Convertible note payable and
  accrued interest - stockholder
  (weighted average)                             708,603       53,528

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

Recently Issued Accounting Standards

Effective July 1, 2009, the FASB's ASC became the single official source of authoritative, nongovernmental GAAP. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our financial statements have been changed to refer to the appropriate section of ASC.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

3. CONVERTIBLE NOTE PAYABLE - STOCKHOLDERS

On December 13, 2008, the Company issued an unsecured note payable to a stockholder in exchange for $5,000 in cash, in order for the Company to pay current invoices. The note bears interest at 6% per annum and matures on December 13, 2009. The stockholder has the option convert the note and accrued interest into the Company's common stock at $.01 per share. The note was converted on June 15, 2009 and 517,500 shares of common stock were issued in satisfaction of the note and accrued interest.

On December 26, 2008, the Company issued an unsecured note payable to a stockholder in exchange for $20,000 in cash, in order for the Company to pay current invoices. The note bears interest at 6% per annum and matures on December 26, 2009. The stockholder has the option to convert the note and accrued interest into the Company's common stock at $.01 per share. The note was converted on June 15, 2009 and 2,070,000 shares of common stock were issued in satisfaction of the note and accrued interest.

On September 1, 2009, the Company issued an unsecured note payable to a stockholder in exchange for $20,000 in cash, for the Company's working capital needs. The note bears interest at 6% per annum, and matures on September 1, 2010. The stockholder has the option to convert the note and accrued interest into the Company's common stock at $.01 per share. The option expires on September 1, 2010.

At December 31, 2009 and 2008, accrued interest on the notes was $398 and $32, respectively. Interest expense amounted to $1,079 and $1,170 for the years ended December 31, 2009 and 2008, respectively.

4. COMMON STOCK

On December 13, 2008, the Board of Directors authorized the issuance of 2,120,000 shares of common stock in satisfaction of a note payable to a stockholder in the amount of $20,000 plus accrued interest of $1,200.

On June 15, 2009, the Board of Directors authorized the issuance of 2,587,500 shares of common stock in satisfaction of two notes payable to stockholders in the amount of $25,000 plus accrued interest of $712. See Note 3.

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Director in its discretion from funds legally available therefore. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata in all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversions or redemption rights or sinking fund provisions with respect to the common stock.

5. INCOME TAXES
The component of deferred tax assets at December 31, 2009 and 2008 is as follows:

                                                    2009        2008
                                                   ------      ------
Net operating loss carry forwards               $  73,800    $  69,500

  Less: Valuation allowance                       (73,800)     (69,500)
                                                ---------    ---------
                                                $       -    $       -
                                                =========    =========

A 100% valuation allowance was provided at December 31, 2009 and 2008 as it is uncertain if the deferred tax assets would be utilized. The increase in the valuation allowance was a result from the increase in the Company's net operating loss carry forward.

At December 31, 2009, the Company has unused federal net operating loss carry forwards of approximately $232,000 expiring between 2018 and 2029 and unused New Jersey net operating loss carry forwards of approximately $176,000 expiring between 2011 and 2016.