Form 10-Q
period 2010-03-31
BAYNON INTERNATIONAL CORP
filed 2010-05-11
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2010

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

The number of outstanding shares of the registrant's common stock, April 15, 2010: Common Stock - 25,860,192

                 BAYNON INTERNATIONAL CORP.
                         FORM 10-Q
                           INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets at March 31, 2010
         and December 31, 2009                                  3

         Statements of Operations for the three months
           ended March 31, 2010 and 2009                        4

         Statements of Cash Flows for the three months
           ended March 31, 2010 and 2009                        5

         Notes to Financial Statements                          6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations        9

Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                         10

Item 4T. Controls and Procedures                               11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     12

Item 1A. Risk Factors                                          12

Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                         12

Item 3.  Defaults Upon Senior Securities                       12

Item 4.  Submission of Matters to a Vote of Security
           Holders                                             12

Item 5.  Other Information                                     12

Item 6.  Exhibits                                              12

SIGNATURES                                                     12

                                 PART I
                    Item I - FINANCIAL STATEMENTS

                        BAYNON INTERNATIONAL CORP.
                              BALANCE SHEETS

                                              March 31,    December 31,
                                                2010           2009
                                             ----------    ------------
                                            (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                 $   2,231      $   4,631
                                             ---------      ---------
    TOTAL CURRENT ASSETS                         2,231          4,631
                                             ---------      ---------
TOTAL ASSETS                                 $   2,231      $   4,631
                                             =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses      $  14,446      $  14,747
  Convertible notes payable - stockholder       20,000         20,000
  Accrued interest - stockholder                   693            398
                                             ---------      ---------
   TOTAL CURRENT LIABILITIES                    35,139         35,145
                                             ---------      ---------
STOCKHOLDERS' DEFICIENCY:
  Common stock, par value $.001,
   authorized 50,000,000 shares, issued
   and outstanding 25,860,192 shares            25,860         25,860
  Additional paid-in capital                   178,947        178,947
  Accumulated deficit                         (237,715)      (235,321)
                                             ---------      ---------
   TOTAL STOCKHOLDERS' DEFICIENCY              (32,908)       (30,514)
                                             ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY                                 $   2,231      $   4,631
                                             =========      =========

               The accompanying notes are an integral part
                       of these financial statements

                        BAYNON INTERNATIONAL CORP.
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                                             Three Months Ended
                                                  March 31,
                                             ------------------
                                             2010          2009
                                             ----          ----
Revenues                                   $      -      $      -

Other Costs:
  General and administrative expenses         2,102         5,575
                                           --------      --------
    Total Other Costs                         2,102         5,575
                                           --------      --------
Operating loss                               (2,102)       (5,575)
                                           --------      --------
Other Income (Expense):
  Interest income                                 4            34
  Interest expense - stockholder               (296)         (369)
                                           --------      --------
    Total Other Income (Expense)               (292)         (335)
                                           --------      --------
Net Loss                                   $ (2,394)     $ (5,910)
                                           ========      ========
Basic and diluted earnings
   loss per common share                   $      -      $      -
                                           ========      ========
Basic and diluted weighted average
  common shares outstanding              25,860,192    23,272,692
                                         ==========    ==========

                   The accompanying notes are an integral part
                         of these financial statements

                       BAYNON INTERNATIONAL CORP.
                        STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
                               (UNAUDITED)

                                              2010           2009
                                              ----           ----
Cash Flows from Operating Activities:
  Net loss                                 $ (2,394)      $ (5,910)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
 (Decrease) in accounts payable and
    accrued expenses                           (302)       (12,925)
  Increase in accrued interest
    - stockholder                               296            369
                                           --------       --------
    Net cash used in operating activities    (2,400)       (18,466)
                                           --------       --------
Decrease in Cash and Cash Equivalents        (2,400)       (18,466)

Cash and Cash Equivalents, beginning
  of period                                   4,631         22,949
                                           ========       ========
Cash and Cash Equivalents, end of period   $  2,231       $  4,483
                                           ========       ========



               The accompanying notes are an integral part
                   of these financial statements

                      BAYNON INTERNATIONAL CORP.
                    NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2010 AND 2009
                            (UNAUDITED)

1.  THE COMPANY

Baynon International Corp. formerly known as Technology Associates Corporation (the "Company"), was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking. On December 28, 1989, the Company reincorporated under the laws of the State of Nevada. The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board. The Company has not engaged in any business operations for at least the last eight fiscal years and has no operations to date.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation
The December 31, 2009 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2010, its results of operations for the three months ended March 31, 2010 and 2009 and its cash flows for the three months ended March 31, 2010 and 2009.

The statements of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-K for the year ended December 31, 2009.

Earnings (Loss) Per Share
The Company computes earnings or loss per share in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 260, "Earnings Per Share". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted

                      BAYNON INTERNATIONAL CORP.
                    NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2010 AND 2009
                            (UNAUDITED)

average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of loss per share for the three months ended March 31, 2010 and 2009 as their effect would be anti-dilutive:

                                       Three months ended March 31,
                                       ---------------------------
                                            2010          2009
                                            ----          ----
Convertible debt and accrued
  Interest - stockholder
 (weighted average)                      1,225,534      708,603

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $237,715 at March 31, 2010. The Company has no revenue generating operations and has limited cash resources. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company's obligations through December 31, 2010 by obtaining additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.  CONVERTIBLE NOTES PAYABLE - STOCKHOLDER

On December 13, 2008, the Company issued an unsecured note payable to a stockholder in exchange for $5,000 in cash, in order for the Company to pay current invoices. The note bore interest at 6% per annum and matured on December 13, 2009. The stockholder had the option to convert the note and accrued interest into the Company's common stock at $.01 per share. The option was exercised on June 15, 2009 and 517,500 shares of common stock were issued in satisfaction of the note and accrued interest.

On December 26, 2008, the Company issued an unsecured note payable to a stockholder in exchange for $20,000 in cash, in order for the Company to pay current invoices. The note bore interest at 6% per annum, and matured on December 26, 2009. The stockholder had the option to convert the note and accrued interest into the Company's common stock at $.01 per share. The option was exercised on June 15, 2009 and 2,070,000 shares of common stock were issued in satisfaction of the note and accrued interest.

On September 1, 2009, the Company issued an unsecured note payable to a stockholder in exchange for $20,000 in cash, for the Company's working capital needs. The note bears interest at 6% per annum, and matures on September 1, 2010. The stockholder has the option to convert the note and accrued interest into the Company's common stock at $.01 per share. The option expires on September 1, 2010.

                      BAYNON INTERNATIONAL CORP.
                    NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2010 AND 2009
                            (UNAUDITED)

At March 31, 2010 and December 31, 2009, accrued interest on the notes was $693 and $398, respectively. Interest expense amounted to $296 and $369 for the three months ended March 31, 2010 and 2009, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: Our intentions, beliefs and expectations regarding the fair value of all assets and liabilities recorded; our strategies; growth opportunities; product development and introduction relating to new and existing products; the enterprise market and related opportunities; competition and competitive advantages and disadvantages; industry standards and compatibility of our products; relationships with our employees; our facilities, operating lease and our ability to secure additional space; cash dividends; excess inventory, our expenses; interest and other income; our beliefs and expectations about our future success and results; our operating results; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements, our expectations regarding our revenues and customers; investments and interest rates. These statements are subject to risk and uncertainties that could cause actual results and events to differ materially.

Baynon undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Critical Accounting Policies
The financial statements and accompanying footnotes included in this report has been prepared in accordance with accounting principles generally accepted in the United States with certain amount based on management's best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that the Company believes are reasonable. Actual results could differ from those estimates.

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2010.

Trends and Uncertainties
There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Baynon's financial statements.

Liquidity and Capital Resources
At March 31, 2010, Baynon had a cash balance of $2,231, which represents and $2,400 decrease from the $4,631 balance at December 31, 2009. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Baynon's working capital deficit at March 31, 2010 was $32,908 as compared to a December 31, 2009 deficit of $30,514.

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

The accompanying financial statement has been prepared assuming Baynon will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $2,394 and $5,910 for the three months ended March 31, 2010 and 2009, respectively, and a working capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern.

Management believes Baynon will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms. Baynon's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a "going concern" qualification in their auditors' report dated March 15, 2010. Such a "going concern" qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Baynon's operating results.

Results of Operations for the Three Months Ended March 31, 2010, compared to the Three months ended March 31, 2009.

Baynon incurred a net loss of $2,394 in the current period versus a net loss of $5,910 in the prior period. General and administrative expenses were $2,102 compared to $5,575 in the prior period, a decrease of $3,473. General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

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

Item 4T. Controls and Procedures.

During the three months ended March 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None.

Item 1A. Risk Factors.  Not applicable for smaller reporting company.

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

Dated: May 11, 2010

BAYNON INTERNATIONAL CORP.

By: /s/Pasquale Catizone
-------------------------
Pasquale Catizone, Principal Executive Officer