Form 10-Q
period 2010-06-30
BAYNON INTERNATIONAL CORP
filed 2010-08-10
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2010

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

The number of outstanding shares of the registrant's common stock, July 31, 2010: Common Stock - 25,860,192

                 BAYNON INTERNATIONAL CORP.
                         FORM 10-Q
                           INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets at June 30, 2010
         and December 31, 2009                                  3

         Statements of Operations for the three and
           six months ended June 30, 2010 and 2009              4

         Statements of Cash Flows for the six months
           ended June 30, 2010 and 2009                         5

         Notes to Financial Statements                          6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations        9

Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                         11

Item 4T. Controls and Procedures                               11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     12

Item 1A. Risk Factors                                          12

Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                         12

Item 3.  Defaults Upon Senior Securities                       12

Item 4.  Submission of Matters to a Vote of Security
           Holders                                             12

Item 5.  Other Information                                     12

Item 6.  Exhibits                                              12

SIGNATURES                                                     12

                                 PART I
                    Item I - FINANCIAL STATEMENTS

                        BAYNON INTERNATIONAL CORP.

                             BALANCE SHEETS


                                             June 30,      December 31,
                                               2010            2009
                                             -------       -----------
                                          (Unaudited)       (Audited)
                                ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                 $    1,732      $    4,631
                                            ----------      ----------
        TOTAL CURRENT ASSETS                     1,732           4,631
                                            ----------      ----------
TOTAL ASSETS                                $    1,732      $    4,631
                                            ==========      ==========

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses     $   16,770      $   14,747
  Convertible notes payable - stockholders      20,000          20,000
	  Accrued interest - stockholders                  993
       398
                                            ----------      ----------
      TOTAL CURRENT LIABILITIES                 37,763          35,145
                                            ----------      ----------
TOTAL LIABILITIES                               37,763          35,145
                                            ----------      ----------
STOCKHOLDERS' DEFICIENCY:
  Common stock, par value $.001,
   authorized 50,000,000 shares, issued
   and outstanding 25,860,192                   25,860          25,860
  Additional paid-in capital                   178,947         178,947
  Accumulated deficit                         (240,838)       (235,321)
                                            ----------      ----------
      TOTAL STOCKHOLDERS' DEFICIENCY           (36,031)        (30,514)
                                            ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIENCY                                 $    1,732      $    4,631
                                            ==========      ==========

                   The accompanying notes are an integral part
                         of these financial statements

                      BAYNON INTERNATIONAL CORP.

                      STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                         Three Months Ended          Six Months Ended
                                             June 30,                     June 30,
                                         ------------------          ----------------
                                         2010          2009          2010        2009
                                         ----          ----          ----        ----
Revenues                              $        -   $        -    $        -   $        -

Other Costs:
  General and administrative expenses      2,825        7,518         4,927       13,092
                                      ----------   ----------    ----------   ----------
      Total Other Costs                    2,825        7,518         4,927       13,092
                                      ----------   ----------    ----------   ----------
Operating loss                           (2,825)      (7,518)       (4,927)     (13,092)
                                      ----------   ----------    ----------   ----------
Other Income (Expense):
  Interest income                              1            5             5           39
  Interest expense - stockholders           (299)        (312)         (595)        (681)
                                      ----------   ----------    ----------   ----------
      Total Other Income (Expense)          (298)        (307)         (590)        (642)
                                      ----------   ----------    ----------   ----------
Net Loss                              $   (3,123)  $   (7,825)   $   (5,517)  $ (13,734)
                                      ==========   ==========    ==========   ==========
Basic and diluted loss
  per common share                    $        -   $        -    $        -   $        -
                                      ==========   ==========    ==========   ==========

Basic and diluted weighted average
 common shares outstanding            25,860,192   23,699,203    25,860,192   23,487,126
                                      ==========   ==========    ==========   ==========

                   The accompanying notes are an integral part
                         of these financial statements

                          BAYNON INTERNATIONAL CORP.

                          STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
                                (UNAUDITED)

                                                 2010           2009
                                                  ----           ----
Cash flows from Operating Activities:
  Net loss                                      $  (5,517)   $ (13,734)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Common stock issued for accrued interest            -          843
    Increase (decrease) in accounts payable
     and accrued expenses                           2,023      (10,025)
  Increase in accrued interest - stockholders         595            -
                                                ---------    ---------
      Net cash used in operating activities        (2,899)     (22,916)
                                                ---------    ---------
Decrease in Cash and Cash Equivalents              (2,899)     (22,916)

Cash and Cash Equivalents, beginning of period      4,631       22,949
                                                ---------    ---------
Cash and Cash Equivalents, end of period        $   1,732    $      33
                                                =========    =========

Schedule of Non-cash Activities
Common stock issued for note payables           $       -    $  25,000
                                                =========    =========
Common stock issued for accrued interest        $       -    $      32
                                                =========    =========

                   The accompanying notes are an integral part
                         of these financial statements

                      BAYNON INTERNATIONAL CORP.

                    NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2010 AND 2009
                            (UNAUDITED)

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation
The December 31, 2009 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2010, its results of operations for the three and six months ended June 30, 2010 and 2009 and its cash flows for the six months ended June 30, 2010 and 2009.

The statements of operations for the three months and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-K for the year ended December 31, 2009.

Earnings (Loss) Per Share
The Company computes earnings or loss per share in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 260, "Earnings Per Share". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive

                      BAYNON INTERNATIONAL CORP.

                    NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2010 AND 2009
                            (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of loss per share for the six months ended June 30, 2010 and 2009 as their effect would be anti-dilutive:

                                      Six months ended June 30,
                                      ------------------------
                                      2010                2009
                                      ----                ----
Convertible debt and accrued
  interest - stockholder
 (weighted average)               2,099,288                   -

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $240,838 at June 30, 2010. The Company has no revenue generating operations and has limited cash resources. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company's obligations through June 30, 2011 by obtaining additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable, notes payable, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

Recently Issued Accounting Standards
Management does not believe that any recently issued but not yet effective accounting standard, if currently adopted, would have a material effect on the accompanying financial statements.

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

                      BAYNON INTERNATIONAL CORP.

                    NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2010 AND 2009
                            (UNAUDITED)

3.	CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS (CONTINUED)

On December 26, 2008, the Company issued an unsecured note payable to a stockholder in exchange for $20,000 in cash, in order for the Company to pay current invoices. The note bore interest at 6% per annum and matured on December 26, 2009. The stockholder had the option to convert the note and accrued interest into the Company's common stock at $.01 per share. The option was exercised on June 15, 2009 and 2,070,000 shares of common stock were issued in satisfaction of the note and accrued interest.

On September 1, 2009, the Company issued an unsecured note payable to a stockholder in exchange for $20,000 in cash, for the Company's working capital needs. The note bears interest at 6% per annum, and matures on September 1, 2010. The stockholder has the option to convert the note and accrued interest into the Company's common stock at $.01 per share. The option expires on September 1, 2010.

At June 30, 2010 and December 31, 2009, accrued interest on the notes was $993 and $398, respectively. Interest expense amounted to $299 and $312 for the three months ended June 30, 2010 and 2009, respectively, and $595 and $681 for the six months ended June 30, 2010 and 2009, respectively.

4.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were issued.

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

Critical Accounting Policies
The financial statements and accompanying footnotes included in this report has been prepared in accordance with accounting principles generally accepted in the United States with certain amount based on management's best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that believe are reasonable. Actual results could differ from those estimates.

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies as of and for the six months ended June 30, 2010.

Trends and Uncertainties
There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Baynon's financial statements.

Liquidity and Capital Resources
At June 30, 2010, Baynon had a cash balance of $1,732, which represents a $2,899 decrease from the $4,631 balance at December 31, 2009. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Baynon's working capital deficit at June 30, 2010 was $240,838 as compared to a December 31, 2009 deficit of $235,321.

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

The accompanying financial statement has been prepared assuming Baynon will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $5,517 and $13,734 for the six months ended June 30, 2010 and 2009, respectively, and a working capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations for the Six Months Ended June 30, 2010, compared to the Six months ended June 30, 2009.

Baynon incurred a net loss of $5,517 in the current period versus a net loss of $13,734 in the prior period. General and administrative expenses were $4,927 compared to $13,092 in the prior period, a decrease of $8,165. General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior period, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon's ability to merge with an operating company, which might permit Baynon to avail itself of those advantages.

Results of operations for the Three Months Ended June 30, 2010, compared to the Three Months Ended June 30, 2009.

Baynon incurred a net loss of $3,123 in the current period versus a net loss of $7,825 in prior period. General and administrative expenses were $2,825 compared to $7,518 in the prior period, a decrease of $4,693. General and administrative expenses were incurred primarily to satisfy reporting requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.


Item 4T. Controls and Procedures.

During the three months ended June 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 1A.  Risk Factors
          Not applicable for smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

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

Dated: August 9, 2010

BAYNON INTERNATIONAL CORP.

By: /s/Pasquale Catizone
-------------------------
Pasquale Catizone, Principal Executive Officer