Form 10-Q
period 2010-09-30
BAYNON INTERNATIONAL CORP
filed 2010-11-03
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).   Yes [ ]   No [ ]

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

The number of outstanding shares of the registrant's common stock, November 3, 2010: Common Stock - 25,860,192

                 BAYNON INTERNATIONAL CORP.
                         FORM 10-Q
                           INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets at September 30, 2010
          and December 31, 2009                                 3

         Statements of Operations for the three and
          nine months ended September 30, 2010 and 2009         4

         Statements of Cash Flows for the nine months
          ended September 30, 2010 and 2009                     5

         Notes to Financial Statements                          6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations        9

Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                         11

Item 4. Controls and Procedures                                11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     12

Item 1A. Risk Factors                                          12

Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                         12

Item 3.  Defaults Upon Senior Securities                       12

Item 4.  (Removed and Reserved)                                12

Item 5.  Other Information                                     12

Item 6.  Exhibits                                              12

SIGNATURES                                                     12

                                 PART I
                    Item I - FINANCIAL STATEMENTS

                   BAYNON INTERNATIONAL CORP.

                        BALANCE SHEETS

                                            September 30, December 31,
                                                2010          2009
                                            ------------  ------------
                                            (Unaudited)
                              ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $  24,911     $   4,631
                                            ---------     ---------
TOTAL CURRENT ASSETS                           24,911         4,631
                                            ---------     ---------
TOTAL ASSETS                                $  24,911     $   4,631
                                            =========     =========

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses      $  17,707     $  14,747
 Convertible notes payable - stockholders      45,000        20,000
 Accrued interest - stockholders                1,422           398
                                            ---------     ---------
TOTAL CURRENT LIABILITIES                      64,129        35,145
                                            ---------     ---------

TOTAL LIABILITIES                              64,129        35,145
                                            ---------     ---------

STOCKHOLDERS' DEFICIENCY
  Common stock, par value $.001,
    authorized 50,000,000 shares,
    issued and outstanding 25,860,192          25,860        25,860
 Additional paid-in capital                   178,947       178,947
 Accumulated deficit                         (244,026)     (235,321)
                                            ---------     ---------
TOTAL STOCKHOLDERS' DEFICIENCY                (39,217)      (30,514)
                                            ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY                                $  24,911     $   4,631
                                            =========     =========






          The accompanying notes are an integral part of these financial statements

                     BANYON INTERNATIONAL CORP.

                     STATEMENTS OF OPERATIONS
                            (UNAUDITED)



                             Three Months Ended     Nine Months Ended
                                September 30,         September 30,
                             ------------------    ------------------
                              2010        2009      2010        2009
                            ---------  ---------  ---------  ---------
Revenues                    $       -  $       -  $       -  $       -
Cost of revenue
                            ---------  ---------  ---------  ---------
Gross Profit                        -          -          -          -
                            ---------  ---------  ---------  ---------
Other Costs
  General and administrative
    expenses                    2,768      4,864      7,695     17,956
                            ---------  ---------  ---------  ---------
Total Other Costs               2,768      4,864      7,695     17,956
                            ---------  ---------  ---------  ---------
Operating loss                 (2,768)    (4,864)    (7,695)   (17,956)
                            ---------  ---------  ---------  ---------
Other Income (Expense)
 Interest income                   10          7         15         46
 Interest expense - stockholders (429)       (98)    (1,024)      (779)
                            ---------  ---------  ---------  ---------
Total Other Income (Expense)     (419)       (91)    (1,009)      (733)
                            ---------  ---------  ---------  ---------

Net Loss                    $  (3,187) $  (4,955) $  (8,704) $ (18,689)
                            =========  =========  =========  =========
Loss per share
  Basic and diluted loss
    per common share        $       -  $       -  $       -  $       -
                            =========  =========  =========  =========
Basic and diluted common
  shares outstanding       25,860,192 25,860,192 25,860,192 24,286,840
                           ========== ========== ========== ==========




              The accompanying notes are an integral part
                    of these financial statements

                    BAYNON INTERNATIONAL CORP.

                    STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
                          (UNAUDITED)


                                              2010           2009
                                          ----------      ----------
Cash flows from Operating Activities
 Net loss                                   $ (8,704)       $(18,689)
Adjustments to reconcile net loss to
  net cash used in operating activities:
 Common stock issued for accrued interest          -             843
   Increase (decrease) in accounts
     payable and accrued expenses              2,960         (19,450)
   Increase in accrued interest -
     stockholders                              1,024              98
                                            --------        --------

Net cash used in operating activities         (4,192)        (37,198)
                                            --------        --------

Cash flows from Financing Activities:
  Proceeds from note payable - stockholder    25,000          20,000
                                            --------        --------

Increase (Decrease) in Cash and Cash
  Equivalents                                 20,280         (17,198)

Cash and Cash Equivalents, beginning of
  period                                       4,631          22,949
                                            --------        --------

Cash and Cash Equivalents, end of period    $ 24,911        $  5,751
                                            ========        ========


Schedule of Non-cash Activities
  Common stock issued for not payables      $      -        $ 25,000
                                            ========        ========

Common stock issued for accrued interest    $      -        $     32
                                            ========        ========



              The accompanying notes are an integral part
                  of these financial statements

                    BAYNON INTERNATIONAL CORP.

                  NOTES TO FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2010 and 2009
                           (UNAUDITED)

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

   2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation
The December 31, 2009 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2010, its results of operations for the three and nine months ended September 30, 2010 and 2009 and its cash flows for the nine months ended September 30, 2010 and 2009.

The statements of operations for the three months and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-K for the year ended December 31, 2009.

Loss Per Share
The Company computes loss per share in accordance with Financial
Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 260, "Earnings Per Share".

                    BAYNON INTERNATIONAL CORP.

                  NOTES TO FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2010 and 2009
                           (UNAUDITED)

   2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of loss per share for the nine months ended September 30, 2010 and 2009 as their effect would be anti-dilutive:

                                                    September 30
                                               ---------------------
                                                  2010       2009
                                               ---------- ----------
Convertible debt and accrued
  Interest - stockholder                        4,642,200  2,009,800

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $244,025 at September 30, 2010. The Company has no revenue generating operations and has limited cash resources. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company's obligations through September 30, 2011 by obtaining additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable, notes payable, and accrued expenses approximate fair value based on the short-term maturity of those instruments.

Recently Issued Accounting Standards
Management does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

   3.   CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On December 13, 2008, the Company issued an unsecured note payable to a stockholder in exchange for $5,000 in cash, in order for the Company to pay current invoices. The note bored interest at 6% per annum and matured on December 13, 2009. The stockholder had the option to convert the note and accrued interest into the Company's common stock

                    BAYNON INTERNATIONAL CORP.

                  NOTES TO FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2010 and 2009
                           (UNAUDITED)

   3.   CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS (Continued)

at $.01 per share. The option was exercised on June 15, 2009 and 517,500 shares of common stock were issued in satisfaction of the note and accrued interest.

On December 26, 2008, the Company issued an unsecured note payable to a stockholder in exchange for $20,000 in cash, in order for the Company to pay current invoices. The note bored interest at 6% per annum, and matured on December 26, 2009. The stockholder had the option to convert the note and accrued interest into the Company's common stock at $.01 per share. The option was exercised on June 15, 2009 and 2,070,000 shares of common stock were issued in satisfaction of the note and accrued interest.

On September 1, 2009, the Company issued an unsecured note payable to a stockholder in exchange for $20,000 in cash, for the Company's working capital needs. The note bears interest at 6% per annum, and matured on September 1, 2010. The stockholder had the option to convert the note and accrued interest into the Company's common stock at $.01 per share. On September 1, 2010, the note was extended (renewed) to September 1, 2011, with the same terms as the original note. The option expires on September 1, 2011.

On August 23, 2010, the Company issued an unsecured note payable to a stockholder in exchange for $25,000 in cash, for the Company's working capital needs. The note bears interest at 6% per annum, and matures on August 23, 2011. The stockholder has the option to convert the note and accrued interest into the Company's common stock at $.01 per share.
The option expires on August 23, 2011.

At September 30, 2010 and December 31, 2009, accrued interest on the notes was $1,422 and $398, respectively. Interest expense amounted to $1,024 and $779 for the nine months ended September 30, 2010 and 2009, respectively.

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

Critical Accounting Policies
The financial statements and accompanying footnotes included in this report has been prepared in accordance with accounting principles generally accepted in the United States with certain amount based on management's best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors they believe are reasonable. Actual results could differ from those estimates.

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies as of and for the nine months ended September 30, 2010.

Trends and Uncertainties
There are no material commitments for capital expenditures at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Baynon's financial statements.

Liquidity and Capital Resources
At September 30, 2010, Baynon had a cash balance of $24,911, which represents a $20,280 increase from the $4,631 balance at December 31, 2009. This increase was primarily the result of cash received from the issuance of a note payable to a stockholder. Baynon's working capital deficit at September 30, 2010 was $39,218 as compared to a December 31, 2009 deficit of $30,514.

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

The accompanying financial statement has been prepared assuming Baynon will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $8,704 and $18,689 for the nine months ended September 30, 2010 and 2009, respectively, and a working capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations for the Nine Months Ended September 30, 2010, compared to the Nine months ended September 30, 2009.

Baynon incurred a net loss of $8,704 in the current period versus a net loss of $18,689 in the prior period. General and administrative expenses were $7,695 compared to $17,956 in the prior period, a decrease of $10,261. General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior period, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon's ability to merge with an operating company, which might permit Baynon to avail itself of those advantages.

Results of operations for the Three Months Ended September 30, 2010, compared to the Three Months Ended September 30, 2009.

Baynon incurred a net loss of $3,187 in the current period versus a net loss of $4,955 in prior period. General and administrative expenses were $2,768 compared to $4,864 in the prior period, a decrease of $4,927. General and administrative expenses were incurred primarily to satisfy reporting requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.


Item 4. Controls and Procedures.

During the three months ended September 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 1A.  Risk Factors
          Not applicable for smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   (Removed and Reserved)

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

Dated: November 3, 2010

BAYNON INTERNATIONAL CORP.

By: /s/Pasquale Catizone
-------------------------
Pasquale Catizone, Principal Executive Officer

/s/Daniel Generelli
-----------------------------
Daniel Generelli
Chief Financial Officer