Form 10-K
period 2010-12-31
BAYNON INTERNATIONAL CORP
filed 2011-03-24
CIK 1089598

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

                   Commission File Number:  0-4006

                    BAYNON INTERNATIONAL CORP.
       (Exact name of registrant as specified in its charter)

            NEVADA                              88-0285718
       (State or other                       (I.R.S.  Employer
jurisdiction of incorporation                 Identification)
        or organization)

             266 Cedar Street. Cedar Grove, New Jersey 07009
       (Address of principal executive offices, including zip code)

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

Large accelerated filer [ ]   Accelerated filer         [ ]
Non-accelerated filer   [ ]   Smaller Reporting Company [x]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).    Yes [x]    No  [ ]

As of March 23, 2011, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

As of March 23, 2011, the registrant had outstanding 25,860,192 shares of common stock with a par value of $0.001 per share.

                DOCUMENTS INCORPORATED BY REFERENCE
None

                      TABLE OF CONTENTS

ITEM                                                 PAGE

                          PART I

1.    BUSINESS                                         4
1A.   RISK FACTORS                                     4
1B.   UNRESOLVED STAFF COMMENTS                        4
2.    PROPERTIES                                       5
3.    LEGAL PROCEEDINGS                                5
4.   (REMOVED AND RESERVED)	                         5

                          PART II

5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
        MATTERS AND ISSUER PURCHASES OF EQUITY
        SECURITIES                                     6
6.    SELECTED FINANCIAL DATA                          6
7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
        OPERATION                                      7
7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK                                    9
8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA      9
9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURES        9
9A.   CONTROLS AND PROCEDURES                          9
9B.   OTHER INFORMATION                               12

                           PART III

10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
        CONTROL PERSONS, AND CORPORATE GOVERNANCE     13
11.   EXECUTIVE COMPENSATION                          15
12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT AND RELATED STOCKHOLDER
        MATTERS                                       16
13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
        AND DIRECTOR INDEPENDENCE                     17
14.   PRINCIPAL ACCOUNTING FEES AND SERVICES          18

                            PART IV

15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES          19

                           PART I

ITEM 1. BUSINESS

Baynon International Corp., formerly known as Technology Associates Corporation, was originally incorporated on February 29, 1968, under the laws of the Commonwealth of Massachusetts. On December 28, 1989, Baynon reincorporated under the laws of the State of Nevada. Baynon was formerly engaged in the technology marketing business. Baynon has not engaged in any business operations for at least the last seven years.

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

Baynon has not engaged in any business operations for at least the last eight years. The current and proposed business activities described herein classify Baynon as a blank check company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Management does not intend to undertake any efforts to cause a market to develop in Baynon's securities until such time as Baynon has successfully implemented its business plan described herein.


ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

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


ITEM 4. (REMOVED AND RESERVED)

                                PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information. There has been no trading market for Baynon's Common Stock for at least the last five years. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

    Holders. There were approximately 540 record holders of Baynon's common stock as of March 23, 2011. The issued and outstanding shares of Baynon's common stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

   Performance graph. Not applicable.

   Sale of unregistered securities. None.

(b) Use of Proceeds. Not applicable.

(c) Purchases of Equity Securities by the issuers and affiliated purchasers. None.


ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements
--------------------------
Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this Annual report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by Baynon) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Baynon believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Baynon's ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Baynon's filings with the Securities and Exchange Commission, including without limitation to this Annual Report on Form 10-K.

Baynon undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Critical Accounting Policies
----------------------------
The following discussion as well as disclosures included elsewhere in this Form 10-K, are based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies. Baynon continually evaluates the accounting policies and estimates used to prepare the financial statements. Baynon bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Trends and Uncertainties
------------------------
There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Baynon's financial statements.

Liquidity and Capital Resources
-------------------------------
At December 31, 2010, Baynon had a cash balance of $7,890, which represents a $3,259 increase from the $4,631 balance at December 31, 2009. This increase was primarily the result of cash received from the issuance of a note payable to a stockholder. Baynon's working capital deficit at December 31, 2010 was $53,291 as compared to a December 31, 2009 deficit of $30,513.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $22,778 and $22,960 for the years ended December 31, 2010 and 2009, respectively, and a working capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern.

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

The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a "going concern" qualification in their auditors' report dated March 23, 2011. Such a "going concern" qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Baynon's operating results.

Results of Operations for the Year Ended December 31, 2010 compared to the Year Ended December 31, 2009.
----------------------------------------------------------------------
Baynon incurred a net loss of $22,778 in 2010 versus a net loss of $22,960 in 2009. General and administrative expenses were $21,069 in 2010 compared to $21,932 in 2009, a decrease of $863.

General and administrative expenses, which consist of fees paid for legal, accounting, and auditing services, were incurred primarily to enable Baynon to satisfy the requirements of a reporting company. During the current and prior year, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon's ability to merge with an operating company, which might permit Baynon to avail itself of these advantages.

Recently Issued Accounting Standards
------------------------------------
Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements
None.

Disclosure of Contractual Obligations
None.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not Applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Baynon's financial statements and associated notes are set forth beginning on page 20.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.


ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
------------------------------------------------
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, we sought to identify any past instances of data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the chief executive officer and chief financial officer, concerning the effectiveness of our disclosure controls and procedures can be reported in our periodic reports.

Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2010, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal
Control over Financial Reporting below.

Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

   - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company;

   - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

   - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, (chief executive officer and chief financial officer), evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. Management's assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based upon management's assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2010, our internal control over financial reporting were ineffective due to the material weaknesses described below.

   1) The registrant did not sufficiently segregate duties over incompatible functions. The registrant's inability to sufficiently segregate duties is due to a small number of personnel.

   2) In conjunction with the lack of segregation of duties, the registrant did not institute specific anti-fraud controls. While management found no evidence of fraudulent activity, certain individuals have access to both accounting records and corporate assets, principally the operating bank account.

Under the rules promulgated by the US Securities and Exchange Commission, the term "material weakness" means a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in internal control over financial reporting does not imply that a material misstatement of the financial statements has occurred, but rather, that there is a reasonable possibility that a material misstatement could occur.

Inherent Limitations over Internal Controls
-------------------------------------------
Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Management, including our chief executive officer and chief accounting officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
There have not been any changes in the registrant's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

ITEM 9B. Other Information
None.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE

(a) Identity of Officers and Directors

Set forth below are the names of the directors and officers of Baynon, all positions and offices with Baynon held, the period during which he has served as such, and his business experience during at least the last five (5) years:

Name                 Age     Position and Offices Held   Director Since
----                 ---     -------------------------   --------------
Pasquale Catizone    70        President, Director          May 1988

Daniel Generelli     48        Secretary, Treasurer     October 1, 2001
                                    Director

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

At this time, Baynon does not have an audit committee because Baynon has not engaged in any business operations for at least the last seven years. Baynon's board of directors acts as its audit committee. Similarly, Baynon's board of directors has determined that it does not have an audit committee financial expert as defined under Securities and Exchange Commission rules.

Current Blank Check Companies
-----------------------------
Daniel Generelli, an officer and director Baynon is an officer and director of Creative Beauty Supply of New Jersey, a blank check company. Other than disclosed above, no directors or officers of Baynon are presently officers, directors or shareholders in any blank check companies except for Baynon. However, one or both of the officers/directors may, in the future, become involved with additional blank check companies.

(b) Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely on review of the copies of such forms furnished to Baynon, Baynon's two (2) directors did not file their reports on a timely basis.

Code of Ethics
--------------
Baynon has not yet adopted a code of ethics. The board of directors anticipates that it will adopt a code of ethics upon identifying and negotiating with a business target for the merger of that entity with and into Baynon, although there is no guarantee that Baynon will be able to enter into such a transaction.

Corporate Governance
--------------------
We have no change in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

ITEM 11.  EXECUTIVE COMPENSATION

To date, Baynon has not entered into employment agreements nor are any contemplated.

                         Annual Compensation                        Awards                 Payouts
                        -------------------                 ----------------------         --------
                                                Other
                                                Annual  Restricted    Secruties                   All Other
Name and                                        Compen-   Stock      Underlying         LTIP       Compen-
Position             Year  Salary($)  Bonus($)  sation($) Awards(#)  Options/SARs(#)  Payouts($)   sation($)
Pasquale Catizone    2010     ---      ---       ---        ---           ---            ---          ---
   President         2009     ---      ---       ---        ---           ---            ---          ---

Daniel Generelli     2010     ---      ---       ---        ---           ---            ---          ---
   Sec/Treas         2009     ---      ---       ---        ---           ---            ---          ---

Compensation Discussion and Analysis
------------------------------------
As of the date of this report, while seeking a business combination, Baynon's management anticipates devoting up to five (5) hours per month to the business of Baynon. Baynon's current officers and directors do not receive any compensation for their services rendered to Baynon, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with Baynon.

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

Board of Directors Compensation
-------------------------------
Members of the board of directors may receive an amount yet to be determined annually for their participation and will be required to attend a minimum of four meetings per fiscal year. To date, Baynon has not paid any directors' fees or expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 23, 2011, certain information regarding the ownership of the common stock by (i) each person known by Baynon to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of Baynon's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of Baynon's Executive Officers and Directors as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided. In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.

 Name and address                   Amount and Nature     Percentage of
Of Beneficial Owner               of Beneficial Ownership     Class

Pasquale Catizone(1)(3)(6)             11,924,815             42.11%
266 Cedar Street
Cedar Grove, NJ 07009

Daniel Generelli                           50,000               .19%
c/o Baynon International Corp.
 266 Cedar Street
Cedar Grove, NY 07009

All Executive Officers and
Directors as a Group                   11,974,815             46.31%
(consisting of two persons)


Other 5% shareholders
---------------------
Carmine Catizone (2)(3)                 6,070,000             23.47%
10 1.2 Walker Avenue
Morristown, NJ 07960

Robert L. Miller (4)                    3,750,000             14.50%
94 Anderson Avenue
Demarest, NJ 07627

Shawshank Holdings, Limited (5)         3,750,000             14.50%
94 Anderson Avenue
Demarest, NJ 07627

Robyn Conforth                          1,850,000              7.15%
266 Cedar Street
Cedar Grove, NJ 07009

(1) Includes an aggregate of 1,850,000 shares (18.73% of the class) held of record by Robyn Conforth, Mr. Catizone's adult step daughter. Mr. Catizone disclaims beneficial ownership of the shares of Baynon owned by his adult daughter.
 (2) Includes: (a) an aggregate of 500,000 shares held in a custodial account for the benefit of Carrie Catizone, Mr. Carmine Catizone's adult daughter who does not reside with him; and (b) 500,000 shares held in a custodial account for the benefit of Sherri Catizone, Mr. Carmine Catizone's adult daughter who does not reside with him. Mr. Carmine Catizone served as an executive officer and director of Baynon from May 1998 through October 1, 2001.
(3) Pasquale and Carmine Catizone are brothers.
(4) Robert L. Miller is the president of Shawshank Holdings, Limited, a New York corporation.
(5) A New York corporation controlled by or under common control of Robert L. Miller.
(6) Includes 2,120,000 shares which may be issued as satisfaction of a note payable plus accrued interest upon request of the stockholder any time before September 1, 2010.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Certain Relationships and Related Transactions
----------------------------------------------
On September 1, 2009, the Company issued an unsecured note payable to a stockholder in exchange for $20,000 in cash, in order for the Company to pay current invoices. The not bears interest at 6% per annum, and matured on September 1, 2010. The stockholder had the option to convert the note and accrued interest into the Company's common stock at $.01 per share. On September 1, 2010, the note was extended (renewed) to September 1, 2011, with the same terms as the original note. The option expires on September 1, 2011.

On August 23, 2010, the Company issued an unsecured note payable to a stockholder in exchange for $25,000 in cash, for the Company's working capital needs. The note bears interest at 6% per annum, and matures on August 23, 2011. The stockholder has the option to convert the note and accrued interest into the Company's common stock at $.01 per share. The option expires on August 23, 2011.

Director Independence
---------------------
Creative NJ's board of directors consists of Pasquale Catizone and Daniel Generelli. Neither of them is independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
----------
The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2010 and 2009 for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010 and 2009, were $15,600 and $15,600 respectively.

Audit related fees
------------------
The aggregate fees billed for the fiscal years ended December 31, 2010 and 2009 for assurance and related services by RMSB&G that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $0 and $0.

Tax Fees
--------
We did not incur any aggregate tax fees and expenses from RMSB&G for the 2010 and 2009 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees
--------------
We did not incur any other fees from RMSB&G for the 2010 and 2009 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2010 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using RMSB&G solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                        PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:
Report of Independent Registered Public Accounting Firm
Balance Sheet at December 31, 2010 and 2009
Statements of Operations for the years ended December 31, 2010 and 2009 Statement of Changes in Stockholders' Equity for the years ended
December 31, 2010 and 2009
Statements of Cash Flows for the years ended December 31, 2010 and 2009 Notes to Financial Statements

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

The following exhibits are filed with this report
Exhibit 31       302 certifications
Exhibit 32       906 certifications


                         SIGNATURES

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Baynon and in the capacities and on the dates indicated.

By: /s/ PASQUALE CATIZONE
    -------------------------------
    Pasquale Catizone,
    President
    (Principal Executive Officer)
    Dated: March 23, 2011

By: /s/ DANIEL GENERELLI
    -------------------------------
    Daniel Generelli
    Secretary, Treasurer
    (Principal Financial Officer, Principal Accounting Officer)
    Dated: March 23, 2010

                        BAYNON INTERNATIONAL CORP.
                       INDEX TO FINANCIAL STATEMENTS

                                                                  Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM            21
FINANCIAL STATEMENTS:
  Balance Sheets as of December 31, 2010 and 2009                  22
  Statements of Operations for the years ended                     23
     December 31, 2010 and 2009
  Statements of Stockholders' Deficiency for the years
  ended December 31, 2010 and 2009                                 24
  Statements of Cash Flows for the years ended December            25
     31, 2010 and 2009
  Notes to Financial Statements                                    26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Baynon International
Corporation:

We have audited the accompanying balance sheets of Baynon International Corporation (the "Company") as of December 31, 2010 and 2009 and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey
March 23, 2011

                       BAYNON INTERNATIONAL CORP.
                             BALANCE SHEETS
                      DECEMBER 31, 2010 AND 2009


                                               2010         2009
                                             ---------    ---------
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                  $   7,890    $   4,631
                                             ---------    ---------
TOTAL CURRENT ASSETS                             7,890        4,631
                                             ---------    ---------
TOTAL ASSETS                                 $   7,890    $   4,631
                                             =========    =========

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses      $  14,049    $  14,746
  Convertible notes payable - stockholders      45,000       20,000
  Accrued interest - stockholder                 2,132          398
                                             ---------    ---------
TOTAL CURRENT LIABILITIES                       61,181       35,144
                                             ---------    ---------
TOTAL LIABILITIES                               61,181       35,144
                                             ---------    ---------

STOCKHOLDERS' DEFICIENCY:
  Common stock, par value $.001,
    authorized 50,000,000 shares, issued
    and outstanding 25,860,192 shares           25,860       25,860
      Additional paid-in capital               178,948      178,948
      Accumulated deficit                     (258,099)    (235,321)
                                             ---------    ---------
TOTAL STOCKHOLDERS' DEFICIENCY                 (53,291)     (30,513)
                                             ---------    ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                   $   7,890    $   4,631
                                             =========    =========







             The accompanying notes are an integral part
                    of these financial statements

                   BAYNON INTERNATIONAL CORP.
                    STATEMENTS OF OPERATIONS
        FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

                                               2010          2009
                                             -----------  -----------
Revenues                                     $         -  $         -
Cost of revenue                                        -            -
                                             -----------  -----------
Gross Profit                                           -            -
                                             -----------  -----------
Other Costs:
  General and administrative expenses             21,069       21,932
                                             -----------  -----------
Total Other Costs                                 21,069       21,932
                                             -----------  -----------
Operating loss                                   (21,069)     (21,932)
                                             -----------  -----------
Other Income (Expense):
  Interest income                                     25           51
  Interest expense - stockholders                 (1,734)      (1,079)
                                             -----------  -----------
Total Other Income (Expense)                      (1,709)      (1,028)
                                             -----------  -----------
Net Loss                                     $   (22,778) $   (22,960)
                                             ===========  ===========

Earnings (loss) per share:
  Basic and diluted earnings
    per common share                         $         -  $         -
                                             ===========  ===========
Basic and diluted common shares outstanding   25,860,192   24,683,411
                                             ===========  ===========















               The accompanying notes are an integral part
                     of these financial statements

                   BAYNON INTERNATIONAL CORP.
             STATEMENTS OF STOCKHOLDERS' DEFICIENCY
         FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

                              Common Stock
                             $.001 Par Value   Additional
                             ---------------
                               Number            Paid-In    Accumulated
                             of Shares  Amount   Capital      Deficit       Total
                            ---------- -------- ---------   -----------  ----------
Balance, December 31, 2008  23,272,692 $ 23,273 $ 155,660   $  (212,361) $  (33,428)

Issuance of common stock
  for repayment of debt      2,587,500    2,587    23,288             -      25,875

Net loss for the year                -        -         -       (22,960)    (22,960)
                            ---------- -------- ---------   -----------  ----------
Balance, December 31, 2009  25,860,192   25,860   178,948      (235,321)    (30,513)

Net loss for the year                -        -         -       (22,778)    (22,778)
                            ---------- -------- ---------   -----------  ----------
Balance, December 31, 2010  25,860,192 $ 25,860 $ 178,948   $  (258,099) $  (53,291)
                            ========== ======== =========   ===========  ==========


























                The accompanying notes are an integral
                  part of these financial statements

                     BAYNON INTERNATIONAL CORP.
                      STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

                                                 2010         2009
                                             -----------  -----------
Cash flows from Operating Activities:
  Net loss                                   $   (22,778) $   (22,960)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Accrued interest for common stock                -          875
      Decrease in accounts payable
        and accrued expenses                        (697)     (16,233)
  	Increase in accrued interest -
        stockholder                                1,734            -
                                             -----------  -----------

Net cash used in operating activities            (21,741)     (38,318)

Cash flows from Financing Activities:
  Proceeds from related party loan                25,000       20,000
                                             -----------  -----------

Increase (Decrease) in Cash and
  Cash Equivalents                                 3,259      (18,318)

Cash and Cash Equivalents, beginning of year       4,631       22,949
                                             -----------  -----------
Cash and Cash Equivalents, end of year       $     7,890  $     4,631
                                             ===========  ===========

Schedule of Non-cash Activities
  Common stock issued for note payables      $         -  $    25,000
                                             ===========  ===========
  Common stock issued for accrued interest   $         -  $       875
                                             ===========  ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during year for:
  Income taxes                               $       500  $       520
                                             ===========  ===========
  Interest                                   $         -  $         -
                                             ===========  ===========










               The accompanying notes are an integral
                 part of these financial statements

                     BAYNON INTERNATIONAL CORP.
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2010 AND 2009

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company's financial statements are prepared in conformity with US generally accepted accounting principles ("GAAP").

Use of Estimates
These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continually evaluates the accounting policies and estimates used to prepare the financial statements. The Company bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Cash and Cash Equivalents
For financial statement purposes, short-term investments with an original maturity of ninety days or less and highly liquid investments are considered cash and cash equivalents. Cash and cash equivalents consist of a money market account.

Income Taxes
The Company utilizes the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC" 740 "Income Tax". ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been include in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacting tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings (Loss) Per Share
The Company computes earnings or loss per share in accordance with the Financial Accounting Standards Board's Accounting Standard Codification 260 ("ASC 260"),"Earnings Per Share". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of net income per share, as their effect would be anti-dilutive:

                                             2010           2009
                                        -------------    ------------
Convertible notes payable and accrued
    interest - stockholder                1,692,549         708,603

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's recurring losses from operations, stockholders' deficiency, working capital deficiency, and lack of revenue generating operations, raise substantial doubt about the ability of the Company to continue as a going concern.

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

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable, notes payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

Recently Issued Accounting Standards
Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

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

On September 1, 2009, the Company issued an unsecured note payable to a stockholder in exchange for $20,000 in cash, in order for the Company to pay current invoices. The not bears interest at 6% per annum, and matured on September 1, 2010. The stockholder had the option to convert the note and accrued interest into the Company's common stock at $.01 per share. On September 1, 2010, the note was extended (renewed) to September 1, 2011, with the same terms as the original note. The option expires on September 1, 2011.

On August 23, 2010, the Company issued an unsecured note payable to a stockholder in exchange for $25,000 in cash, for the Company's working capital needs. The note bears interest at 6% per annum, and matures on August 23, 2011. The stockholder has the option to convert the note and accrued interest into the Company's common stock at $.01 per share. The option expires on August 23, 2011.

At December 31, 2010 and 2009, accrued interest on the notes was $2,132 and $398, respectively. Interest expense amounted to $1,734 and $1,079 for the years ended December 31, 2010 and 2009, respectively.

4. COMMON STOCK

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


5. INCOME TAXES

The Company adopted the provisions of ASC Topic 740-10-05, "Accounting for Uncertainty of Income Taxes" ("ASC 740") related to the accounting for the uncertainty of income taxes. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
At December 31, 2010 and 2009, the Company had no material unrecognized tax benefits.

The deferred income tax assets and liabilities at December 31, 2010 and 2009 relate to temporary differences between the financial statement carrying amounts and their tax basis. Assets and liabilities that give rise to significant portions of the net deferred tax assets and liabilities relate to the following:

                                              2010           2009
                                         ------------    ------------

Net operating loss carry forwards        $     82,700    $     73,800
Less:  Valuation allowance                    (82,700)        (73,800)
                                         ------------    ------------
                                         $          -    $          -
                                         ============    ============

A 100% valuation allowance was provided at December 31, 2010 and 2009 as it is uncertain if the deferred tax assets would be utilized. The increase in the valuation allowance was a result from the increase in the Company's net operating loss carry forward.

At December 31, 2010, the Company has unused federal net operating loss carry forwards of approximately $250,000 expiring between 2018 and 2030 and unused New Jersey net operating loss carry forwards of approximately $191,100 expiring between 2011 and 2017.

The Company files federal and New Jersey income tax returns subject to statutes of limitations. The 2007 through 2009 tax years generally remain subject to examination by federal and New Jersey tax authorities.


6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing.