Form 10-Q
period 2011-03-31
BAYNON INTERNATIONAL CORP
filed 2011-05-03
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2011

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

The number of outstanding shares of the registrant's common stock, May 2, 2011: Common Stock - 25,860,192

                 BAYNON INTERNATIONAL CORP.
                         FORM 10-Q
                           INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets at March 31, 2011
         and December 31, 2010                                  3

         Statements of Operations for the three months
           ended March 31, 2011 and 2010                        4

         Statements of Cash Flows for the three months
           ended March 31, 2011 and 2010                        5

         Notes to Financial Statements                          6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations        9

Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                         10

Item 4.  Controls and Procedures                               11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     12

Item 1A. Risk Factors                                          12

Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                         12

Item 3.  Defaults Upon Senior Securities                       12

Item 4.  (Removed and Reserved)                                12

Item 5.  Other Information                                     12

Item 6.  Exhibits                                              12

SIGNATURES                                                     12

                     BAYNON INTERNATIONAL CORP.
                          BALANCE SHEETS

                                             March 31,   December 31,
                                               2011          2010
                                             ---------     ---------
                                            (Unaudited)
                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                   $  5,094      $  7,890
                                              --------      --------
TOTAL CURRENT ASSETS                             5,094         7,890
                                              --------      --------
TOTAL ASSETS                                  $  5,094         7,890
                                              ========      ========

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses         $ 15,675      $ 14,049
Convertible notes payable - stockholders        45,000        45,000
Accrued interest - stockholders                  2,798         2,132
                                              --------      --------
TOTAL CURRENT LIABILITIES                       63,473        61,181
                                              --------      --------

STOCKHOLDERS' DEFICIENCY:
Common stock, par value $.001, authorized
  50,000,000 shares, issued and outstanding
  25,860,192 shares                             25,860        25,860
Additional paid-in capital                     178,948       178,948
Accumulated deficit                           (263,187)     (258,099)
                                              --------      --------
TOTAL STOCKHOLDERS' DEFICIENCY                 (58,379)      (53,291)
                                              --------      --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                    $  5,094      $  7,890
                                              ========      ========


         The accompanying notes are an integral part of these
                        financial statements

                    BAYNON INTERNATIONAL CORP.
                    STATEMENTS OF OPERATIONS
                          (UNAUDITED)

                                               Three Months Ended
                                                    March 31
                                                2011        2010
                                             ----------  ----------

Revenues                                     $        -  $        -
Cost of revenue                                       -           -
                                             ----------  ----------
Gross Profit                                          -           -
                                             ----------  ----------
Other Costs:
General and administrative expenses               4,426       2,102
                                             ----------  ----------
Total other costs                                 4,426       2,102
                                             ----------  ----------

Operating loss                                   (4,426)     (2,102)
                                             ----------  ----------

Other Income (Expense):
Interest income                                       4           4
Interest expense - stockholders                    (666)       (296)
                                             ----------  ----------
Total Other Income (Expense)                       (662)       (292)
                                             ----------  ----------
Net Loss                                     $   (5,088) $   (2,394)
                                             ==========  ==========

Loss per share:
Basic and diluted loss per common share      $        -  $        -
                                             ==========  ==========
Basic and diluted common shares outstanding  25,860,192  25,860,192
                                             ==========  ==========



          The accompanying notes are an integral part of these
                       financial statements

                    BAYNON INTERNATIONAL CORP.
                     STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
                            (UNAUDITED)

                                                     2011      2010
                                                   -------    -------
Cash flows from Operating Activities:
Net loss                                           $(5,088)   $(2,394)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Increase (decrease) in accounts payable
  and accrued expenses                               1,626       (302)
Increase in accrued interest - stockholders            666        296
                                                   -------    -------
Net cash used in operating activities               (2,796)    (2,400)
                                                   -------    -------

Decrease in Cash and Cash Equivalents               (2,796)    (2,400)

Cash and Cash Equivalents, beginning of period       7,890      4,631
                                                   -------    -------
Cash and Cash Equivalents, end of period           $ 5,094    $ 2,231
                                                   =======    =======

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes                                       $   500    $   500
                                                   =======    =======
Interest                                           $     -    $     -
                                                   =======    =======


          The accompanying notes are an integral part of these
                        financial statements

                      BAYNON INTERNATIONAL CORP.
                     NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2011 AND 2010
                             (UNAUDITED)

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation
The December 31, 2010 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2011, its results of operations for the three ended March 31, 2011 and 2010 and its cash flows for the three months ended March 31, 2011 and 2010.

The statements of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-K for the year ended December 31, 2010.

Loss Per Share
The Company computes loss per share in accordance with Financial
Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 260, "Earnings Per Share".

                      BAYNON INTERNATIONAL CORP.
                     NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2011 AND 2010
                             (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of loss per share for the three months ended March 31, 2011 and 2010 as their effect would be anti-dilutive:

                                                 2011          2010
                                              ----------   -----------
Convertible note payable and accrued interest
    Interest - stockholder                    22,912,658     2,069,370

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $263,187 at March 31, 2011. The Company has no revenue generating operations and has limited cash resources. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company's obligations through March 31, 2012 by obtaining additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                      BAYNON INTERNATIONAL CORP.
                     NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2011 AND 2010
                             (UNAUDITED)

3.  CONVERTIBLE NOTES PAYALE - STOCKHOLDER

On September 1, 2009, the Company issued an unsecured note payable to a stockholder in exchange for $20,000 in cash, for the Company's working capital needs. The note bored interest at 6% per annum and matured on September 1, 2010. The stockholder had the option to convert the note and accrued interest into the Company's common stock at $.01 per share. On September 1, 2010, the note was extended (renewed) to September 1, 2011, with the same terms as the original note. The option expires on September 1, 2011.

On August 23, 2010, the Company issued an unsecured note payable to the same stockholder in exchange for $25,000 in cash, for the Company's working capital needs. The not bears interest at 6% per annum, and matured on August 23, 2011. The stockholder has the option to convert the note and accrued interest into the Company's common stock at $.00125 per share. The option expires on August 23, 2011.

At March 31, 2011 and December 31, 2010, accrued interest on the notes was $2,797 and $2,132, respectively. Interest expense amounted to $666 and $296 for the three months ended March 31, 2011 and 2010, respectively.

4. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial were issued.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2011.

Trends and Uncertainties
There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Baynon's financial statements.

Liquidity and Capital Resources
At March 31, 2011, Baynon had a cash balance of $5,094, which represents a $2,796 decrease from the $7,890 balance at December 31, 2010. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Baynon's working capital deficit at March 31, 2011 was $58,379 as compared to a December 31, 2010 deficit of $53,291.

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

The accompanying financial statement has been prepared assuming Baynon will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $5,088 and $2,394 for the three months ended March 31, 2011 and 2010, respectively, and a working capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations for the Three Months Ended March 31, 2011, compared to the Three months ended March 31, 2010.

Baynon incurred a net loss of $5,088 in the current period versus a net loss of $2,394 in the prior period. General and administrative expenses were $4,426 compared to $2,102 in the prior period, an increase of $2,324. General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior period, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon's ability to merge with an operating company, which might permit Baynon to avail itself of those advantages.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the three months ended March 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2011. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 2, 2011

BAYNON INTERNATIONAL CORP.

By: /s/Pasquale Catizone
-------------------------
Pasquale Catizone, Principal Executive Officer

/s/Daniel Generelli
-----------------------------
Daniel Generelli
Chief Financial Officer