Form 10-Q
period 2011-06-30
BAYNON INTERNATIONAL CORP
filed 2011-08-15
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2011

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

The number of outstanding shares of the registrant's common stock, July 29, 2011: Common Stock - 25,860,192

                 BAYNON INTERNATIONAL CORP.
                         FORM 10-Q
                           INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets at June 30, 2011
         and December 31, 2010                                  3

         Statements of Operations for the three and
           six months ended June 30, 2011 and 2010              4

         Statements of Cash Flows for the six months
           ended June 30, 2011 and 2010                         5

         Notes to Financial Statements                          6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       11

Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                         13

Item 4.  Controls and Procedures                               13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     14

Item 1A. Risk Factors                                          14

Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                         14

Item 3.  Defaults Upon Senior Securities                       14

Item 4.  (Removed and Reserved)                                14

Item 5.  Other Information                                     14

Item 6.  Exhibits                                              14

SIGNATURES                                                     14

                        BAYNON INTERNATIONAL CORP.

                             BALANCE SHEETS

                                                June 30,  December 31,
                                                  2011        2010
                                               ---------   ----------
                                              (Unaudited)

              ASSETS

Current Assets:
  Cash and cash equivalents                     $  4,597     $  7,890
                                                --------     --------
Total Current Assets                               4,597        7,890
                                                --------     --------
TOTAL ASSETS                                    $  4,597       $7,890
                                                ========     ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable and accrued expenses         $ 18,550     $ 14,049
  Convertible notes payable - stockholder         45,000       45,000
  Accrued interest - stockholder                   3,471        2,132
                                                --------     --------
Total Current Liabilities                         67,021       61,181
                                                --------     --------

Stockholders' Deficiency:
  Common stock, par value $.001,
    authorized 50,000,000 shares,
    issued and outstanding 25,860,192 shares      25,860       25,860
  Additional paid-in capital                     178,948      178,948
  Accumulated deficit                           (267,232)    (258,099)
                                                --------     --------
Total Stockholders' Deficiency                   (62,424)     (53,291)
                                                --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY  $ $4,597     $  7,890
                                                ========     ========





             The accompanying notes are an integral part
                    of these financial statements

                     BAYNON INTERNATIONAL CORP.

                     STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                   Three Months Ended  Six Months Ended
                                        June 30,           June 30,
                                 2011        2010         2011       2010
                              ----------  ----------  ----------  ----------
Revenues                      $        -  $        -  $        -  $        -
Cost of revenue                        -           -           -           -
                              ----------  ----------  ----------  ----------
Gross Profit                           -           -           -           -
                              ----------  ----------  ----------  ----------

Other Costs:
  General and administrative
    expenses                       3,375       2,825       7,801       4,927
                              ----------  ----------  ----------  ----------
Total Other Costs                  3,375       2,825       7,801       4,927
                              ----------  ----------  ----------  ----------

Operating loss                    (3,375)     (2,825)     (7,801)     (4,927)
                              ----------  ----------  ----------  ----------

Other Income (Expense):
  Interest income                      3           1           7           5
  Interest expense - stockholders   (673)       (299)     (1,339)       (595)
                              ----------  ----------  ----------  ----------
Total Other Income (Expense)        (670)       (298)     (1,332)       (590)
                              ----------  ----------  ----------  ----------
Net Loss                      $   (4,045) $   (3,123) $   (9,133) $   (5,517)
                              ==========  ==========  ==========  ==========

Loss per share:
  Basic and diluted loss
    per common share          $        -  $        -  $        -  $        -
                              ==========  ==========  ==========  ==========
  Basic and diluted common
    shares outstanding        25,860,192  25,860,192  25,860,192  25,860,192
                              ==========  ==========  ==========  ==========

                The accompanying notes are an integral
                  part of these financial statements

                       BAYNON INTERNATIONAL CORP.

                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
                             (UNAUDITED)

                                                   2011      2010
                                                 -------    -------

Cash Flows from Operating Activities:
  Net loss                                       $(9,133)   $(5,517)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Increase in accounts payable and
      accrued expenses                             4,501      2,023
    Increase in accrued interest - stockholders    1,339        595
                                                 -------    -------

Net cash used in operating activities             (3,293)    (2,899)
                                                 -------    -------
Decrease in Cash and Cash Equivalents             (3,293)    (2,899)

Cash and Cash Equivalents, beginning of period     7,890      4,631
                                                 -------    -------
Cash and Cash Equivalents, end of period         $ 4,597    $ 1,732
                                                 =======    =======

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Income taxes                                 $   500    $   500
                                                 =======    =======
    Interest                                     $     -    $     -
                                                 =======    =======

               The accompanying notes are an integral
                 part of these financial statements

                       BAYNON INTERNATIONAL CORP.

                   NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2011 AND 2010
                             (UNAUDITED)

1.  THE COMPANY

Baynon International Corp., formerly known as Technology Associates Corporation (the "Company"), was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking. On December 28, 1989, the Company reincorporated under the laws of the State of Nevada. The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board. The Company has not engaged in any business operations for at least the last eight fiscal years and has no operations to date.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

The December 31, 2010 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2011, its results of operations for the six months ended June 30, 2011 and 2010 and its cash flows for the six months ended June 30, 2011 and 2010.

The statements of operations for the six months ended June 30, 2011 and 2010 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-K for the year ended December 31, 2010.

Loss Per Share

The Company computes loss per share in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 260, "Earnings Per Share". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of loss per share for the six months ended June 30, 2011 and 2010 as their effect would be anti-dilutive:

                                                 2011        2010
                                              ---------   ---------
Convertible note payable and accrued
  interest - stockholder                      3,877,677   2,099,288

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $267,232 at June 30, 2011. The Company has no revenue generating operations and has limited cash resources. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company's obligations through June 30, 2012 by obtaining additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

3.  CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On September 1, 2009, the Company issued an unsecured note payable to a stockholder in exchange for $20,000 in cash, for the Company's working capital needs. The note bored interest at 6% per annum and matured on September 1, 2010. The stockholder had the option to convert the note and accrued interest into the Company's common stock at $.01 per share. On September 1, 2010, the note was extended (renewed) to September 1, 2011, with the same terms as the original note with the exception of the option to convert changed to $.0125 per share. The option expires on September 1, 2011.

On August 23, 2010, the Company issued an unsecured note payable to the same stockholder in exchange for $25,000 in cash, for the Company's working capital needs. The note bears interest at 6% per annum, and matured on August 23, 2011. The stockholder has the option to convert the note and accrued interest into the Company's common stock at $.0125 per share. The option expires on August 23, 2011.

At June 30, 2011 and December 31, 2010, accrued interest on the notes was #3,471 and $2,132 respectively. Interest expense amounted to $1,339 and $595 for the six months ended June 30, 2011 and 2010, respectively.

4.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financials were issued.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting policies as of and for the six months ended June 30, 2011.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Baynon's financial statements.

Liquidity and Capital Resources

At June 30, 2011, Baynon had a cash balance of $4,597, which represents a $3,293 decrease from the $7,890 balance at December 31, 2010. This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Baynon's working capital deficit at June 30, 2011 was $62,424 as compared to a December 31, 2010 deficit of $53,291.

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

The accompanying financial statement has been prepared assuming Baynon will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $9,133 and $5,517 for the six months ended June 30, 2011 and 2010, respectively, and a working capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Baynon incurred a net loss of $4,045 in the current period versus a net loss of $3,123 in the prior period. General and administrative expenses were $3,375 compared to $2,825 in the prior period, an increase of $550. General and administrative expenses, which consist of fees for legal and accounting and auditing services, were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior period, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon's ability to merge with an operating company, which might permit Baynon to avail itself of those advantages.

Results of Operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Baynon incurred a net loss of $9,133 in the current period versus a net loss of $5,517 in the prior period. General and administrative expenses were $7,801 compared to $4,927 in the prior period, an increase of $2,874.
General and administrative expenses, which consist of fees for legal and accounting and auditing services, were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior period, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon's ability to merge with an operating company, which might permit Baynon to avail itself of those advantages.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the three months ended June 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2011. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 1A.  Risk Factors
          Not applicable for smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.  (Removed and Reserved)

Item 5.   Other Information
          None

Item 6.   Exhibits

       Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       101.INS**   XBRL Instance Document
101.SCH**   XBRL Taxonomy Extension Schema Document
101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**   XBRL Taxonomy Extension Label Linkbase Document
101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document
*  Filed herewith
**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2011

BAYNON INTERNATIONAL CORP.

By: /s/Pasquale Catizone
-------------------------
Pasquale Catizone, Principal Executive Officer

/s/Daniel Generelli
-----------------------------
Daniel Generelli
Chief Financial Officer