Form 10-Q
period 2011-09-30
BAYNON INTERNATIONAL CORP
filed 2011-10-31
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2011

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number      0-4006

Baynon International Corp.

(Exact name of Registrant

in its charter)

Nevada	88-0285718
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

266 Cedar Street, Cedar Grove, New Jersey	07009
(Address of Principal Executive Offices	(Zip Code)

Baynon's Telephone Number, Including Area Code:	(973) 239-2952

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

The number of outstanding shares of the registrant's common stock, October 31, 2011:  Common Stock – 29,772,192

BAYNON INTERNATIONAL CORP.

FORM 10-Q

INDEX

Page

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. (Removed and Reserved)	14
Item 5. Other Information	14
Item 6. Exhibits	14

SIGNATURES	15

BAYNON INTERNATIONAL CORP.

BALANCE SHEETS

`

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 2,831	$ 7,890
TOTAL CURRENT ASSETS	2,831	7,890

TOTAL ASSETS	$ 2,831	$ 7,890

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 19,923	$ 14,049
Convertible notes payable – stockholders	-	45,000
Accrued interest – stockholders	-	2,132
TOTAL CURRENT LIABILITIES	19,923	61,181

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001,
authorized 50,000,000 shares , 29,772,192 shares
issued and outstanding September 30, 2011 and 25,860,192 shares issued and outstanding at December 31, 2010.	29,772	25,860
Additional paid-in capital	223,936	178,948
Accumulated deficit	(270,800)	(258,099)
TOTAL STOCKHOLDERS’ DEFICIENCY	(17,092)	(53,291)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 2,831	$ 7,890

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$ -	$ -	$ -	$ -
Cost of revenue	-	-	-	-

Gross Profit	-	-	-	-

Other Costs:
General and administrative expenses	3,142	2,768	10,943	7,695

Total Other Costs	3,142	2,768	10,943	7,695

Operating loss	(3,142)	(2,768)	(10,943)	(7,695)

Other Income (Expense):
Interest income	3	10	10	15
Interest expense – stockholders	(429)	(429)	(1,768)	(1,024)

Total Other Income (Expense)	(426)	(419)	(1,758)	(1,009)

Net Loss	$ (3,568)	$ (3,187)	$ (12,701)	$ (8,704)

Loss per share:
Basic and diluted loss per common share	$ -	$ -	$ -	$ -

Basic and diluted common shares outstanding	27,300,713	25,860,192	26,345,643	25,860,192

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

	2011	2010

Cash flows from Operating Activities:
Net loss	$ (12,701)	$ (8,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable and accrued expenses	5,874	2,960
Increase (decrease) in accrued interest – stockholders	1,768	1,024

Net cash used in operating activities Cash flows from Financing Activities: Proceeds from note payable - stockholder	(5,059) -	(4,720) 25,000
Decrease (increase) in Cash and Cash Equivalents	(5,059)	20,280

Cash and Cash Equivalents, beginning of period	7,890	4,631

Cash and Cash Equivalents, end of period	$ 2,831	$ 24,911

Supplemental disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

Schedule of Non-cash Activities:
Common stock issued for notes payable - stockholder	$ 45,000	$ -

Common stock issued for accrued interest - stockholder	$ 3,900	$ -

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

1.  THE COMPANY

Baynon International Corp. formerly known as Technology Associates Corporation (the “Company”), was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking.  On December 28, 1989, the Company reincorporated under the laws of the State of Nevada.  The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board.  The Company has not engaged in any business operations for at least the last eight fiscal years and has no operations to date.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

The December 31, 2010 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2011, its results of operations for the nine months ended September 30, 2011 and 2010 and its cash flows for the nine months ended September 30, 2011 and 2010.

The statements of operations for the nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2010.

Loss Per Share

The Company computes loss per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings Per Share”.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of loss per share for the nine months ended September 30, 2011 and 2010 as their effect would be anti-dilutive:

Convertible note payable and accrued interest - Stockholder	2011	2010
(Weighted average)	-	4,642,200

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $270,800 at September 30, 2011.  The Company has no revenue generating operations and has limited cash resources.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through September 30, 2012 by obtaining additional financing from key officers, directors and certain investors.  However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

3.  CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On September 1, 2009, the Company issued an unsecured note payable to a stockholder in exchange for $20,000 in cash, for the Company’s working capital needs.  The note bored interest at 6% per annum and matured on September 1, 2010.  The stockholder had the option to convert the note and accrued interest into the Company’s common stock at $.01 per share.  On September 1, 2010, the note was extended (renewed) to September 1, 2011, with the same terms as the original note with the exception of the option to convert changed to $.0125 per share. The option was exercised on September 1, 2011 and 1,792,000 shares of common stock were issued in satisfaction of the note and accrued interest.

On August 23, 2010, the Company issued an unsecured note payable to a stockholder in exchange for $25,000 in cash, for the Company’s working capital needs.  The note bored interest at 6% per annum, and matured on August 23, 2011. The stockholder had the option to convert the note and accrued interest into the Company’s common stock at $.0125 per share. The option was exercised on August 23, 2011 and 2,120,000 shares of common stock were issued in satisfaction of the note and accrued interest.

At September 30, 2011 and December 31, 2010, accrued interest on the notes was $-0- and $2,132, respectively.  Interest expense amounted to $429 for both the three months ended September 30, 2011 and 2010 and $1,768 and $1,024 for the nine months ended September 30, 2011 and 2010, respectively.

4.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

The financial statements and accompanying footnotes included in this report has been prepared in accordance with accounting principles generally accepted in the United States with certain amount based on management’s best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that believe are reasonable.  Actual results could differ from those estimates.

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes to our critical accounting policies as of and for the nine months ended September 30, 2011.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Baynon’s financial statements.

Liquidity and Capital Resources

At September 30, 2011, Baynon had a cash balance of $2,831, which represents a $5,059 decrease from the $7,890 balance at December 31, 2010.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Baynon’s working capital deficit at September 30, 2011 was $17,092 as compared to a December 31, 2010 deficit of $53,291.

The focus of Baynon’s efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate Baynon.  Baynon has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced.  Baynon does not contemplate limiting the scope of its search to any particular industry.  Management has considered the risk of possible opportunities as well as their potential rewards.  Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. Baynon presently owns no real property and at this time has no intention of acquiring any such property. Baynon’s sole expected expenses are comprised of professional fees primarily incident to its reporting requirements.

The accompanying financial statement has been prepared assuming Baynon will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $12,701 and $8,704 for the nine months ended September 30, 2011 and 2010, respectively, and a working capital deficiency that raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes Baynon will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever.  Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms. Baynon’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.  Our auditors have included a “going concern” qualification in their auditors’ report dated March 23, 2011. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Baynon’s operating results.

Results of Operations for the Three Months Ended September 30, 2011, compared to the Three months ended September 30, 2010.

Baynon incurred a net loss of $3,568 in the current period versus a net loss of $3,187 in the prior period.  General and administrative expenses were $3,142 compared to $2,768 in the prior period, an increase of $374.  General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior period, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon’s ability to merge with an operating company, which might permit Baynon to avail itself of those advantages.

Results of Operations for the Nine Months Ended September 30, 2011 compared to the Nine Months ended September 30, 2010.

Baynon incurred a net loss of $12,701 in the current period versus a net loss of $8,704 in the prior period. General and Administrative expenses were $10,943 compared to $7,695 in the prior period, an increase of $3,248. General and Administrative expenses, which consist of fees for legal and accounting and auditing services, were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior period, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon’s ability to merge with an operating company, which might permit Baynon to avail itself of those advantages.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the three months ended September 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: October 31, 2011

BAYNON INTERNATIONAL CORP.

By:     /s/Pasquale Catizone

Pasquale Catizone, Principal Executive Officer

/s/Daniel Generelli

Daniel Generelli, Principal Financial Officer