Form 10-Q/A
period 2011-09-30
BAYNON INTERNATIONAL CORP
filed 2011-11-01
CIK 1089598

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

    (State or other jurisdiction           (I.R.S. Employer

  of incorporation or organization)      Identification number)

 266 Cedar Street, Cedar Grove, New Jersey           07009

    -----------------------------------------      ----------

   (Address of Principal Executive Offices)        (Zip Code)

Registrant’s Telephone Number, Including Area Code: (973) 239-2952

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

The number of outstanding shares of the registrant's common stock, November 1, 2011:  Common Stock – 29,772,192

                        Explanatory Note

This Amendment 1 to the Form 10-Q for the quarter ended September 30, 2011 of the registrant, originally filed with the Securities and Exchange Commission on October 31, 2011 amends the original Form 10-Q in the manner described below.

Amendment 1 is being filed solely to attach the XBRL exhibits.

Pursuant to SEC rules, we have included currently-dated certifications from our chief executive officer and our chief financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2011

BAYNON INTERNATIONAL CORP.

By: /s/ Pasquale Catizone

---------------------------

Pasquale Catizone, Principal Executive Officer

By: /s/ Daniel Generelli

---------------------------

Daniel Generelli, Principal Financial Officer

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

All above mentioned exhibits filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

2