Form 10-K
period 2011-12-31
BAYNON INTERNATIONAL CORP
filed 2012-03-28
CIK 1089598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number:  000-26653

BAYNON INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

NEVADA	88-0285718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

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

 (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [x]    No  [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant was approximately $48,900.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 27, 2012 was 29,772,192 shares of its $.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Baynon has not engaged in any business operations for at least the last nine years.  The current and proposed business activities described herein classify Baynon as a blank check company.  The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Management does not intend to undertake any efforts to cause a market to develop in Baynon's securities until such time as Baynon has successfully implemented its business plan described herein.

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

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.  There has been no trading market for Baynon's Common Stock for at least the last six years. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

    Holders.  There were approximately 540 record holders of Baynon's common stock as of March 27, 2012.  The issued and outstanding shares of Baynon's common stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this Annual report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by Baynon) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Baynon believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Baynon’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Baynon’s filings with the Securities and Exchange Commission, including without limitation to this Annual Report on Form 10-K.

Baynon undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Critical Accounting Policies

The following discussion as well as disclosures included elsewhere in this Form 10-K are based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Liquidity and Capital Resources

At December 31, 2011, Baynon had a cash balance of $1,520, which represents a $6,370 decrease from the $7,890 balance at December 31, 2010.  This decrease was primarily the result of Baynon satisfying the requirements of a reporting company.  Baynon’s working capital deficit at December 31, 2011 was $29,340 as compared to a December 31, 2010 deficit of $53,291.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $24,949 and $22,778 for the years ended December 31, 2011 and 2010, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

Our auditors have included a “going concern” qualification in their auditors’ report dated March 27, 2012. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Baynon’s operating results.

Results of Operations for the Year Ended December 31, 2011 compared to the Year Ended December 31, 2010.

Baynon incurred a net loss of $24,949 in 2011 versus a net loss of $22,778 in 2010. General and administrative expenses were $23,192 in 2011 compared to $21,069 in 2010, an increase of $2,123.

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

Baynon International Corp.

Index to

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Baynon International Corporation

We have audited the accompanying balance sheets of Baynon International Corporation (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended.  The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

March 27, 2012

BAYNON INTERNATIONAL CORP.

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 1,520	$ 7,890
TOTAL CURRENT ASSETS	1,520	7,890

TOTAL ASSETS	$ 1,520	$ 7,890

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 30,860	$ 14,049
Convertible notes payable – stockholders	-	45,000
Accrued interest – stockholder	-	2,132
TOTAL CURRENT LIABILITIES	30,860	61,181

TOTAL LIABILITIES	30,860	61,181

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001,
authorized 50,000,000 shares, issued
and outstanding 29,772,192 shares at December 31, 2011
and 25,860,192 at December 31, 2010	29,772	25,860
Additional paid-in capital	223,936	178,948
Accumulated deficit	(283,048)	(258,099)
TOTAL STOCKHOLDERS’ DEFICIENCY	(29,340)	(53,291)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 1,520	$ 7,890

The accompanying notes are an integral part of the financial statements.

BAYNON INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Revenues	$ -	$ -
Cost of revenue	-	-

Gross Profit	-	-

Other Costs:
General and administrative expenses	23,192	21,069

Total Other Costs	23,192	21,069

Operating loss	(23,192)	(21,069)

Other Income (Expense):
Interest income	11	25
Interest expense – stockholders	(1,768)	(1,734)

Total Other Income (Expense)	(1,757)	(1,709)

Net Loss	$ (24,949)	$ (22,778)

Earnings (loss) per share:
Basic and diluted earnings (loss) per common share	$ -	$ -

Basic and diluted common shares outstanding	27,209,321	25,860,192

The accompanying notes are an integral part of the financial statements.

BAYNON INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock
	$ .001 Par Value		Additional
	Number		Paid In	Accumulated
	of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2009	25,860,192	$25,860	$178,948	$(235,321)	$(30,513)

Net loss for the year	-	-	-	(22,778)	(22,778)

Balance, December 31, 2010	25,860,192	25,860	178,948	(258,099)	(53,291)

Issuance of common stock for conversion of debt and accrued interest	3,912,000	3,912	44,988	-	48,900
Net loss for the year	-	-	-	(24,949)	(24,949)

Balance, December 31, 2011	29,772,192	$29,772	$223,936	$(283,048)	$(29,340)

The accompanying notes are an integral part of the financial statements.

BAYNON INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Cash flows from Operating Activities:
Net loss	$ (24,949)	$ (22,778)
Adjustments to reconcile net loss to net cash used in operating activities: Increase in accrued interest – stockholders Increase (decrease) in accounts payable and accrued expenses	1,768 16,811	1,734 (697)

Net cash used in operating activities	(6,370)	(21,741)

Cash flows from Financing Activities:
Proceeds from related party loan	-	25,000

Increase (Decrease) in Cash and Cash Equivalents	(6,370)	3,259

Cash and Cash Equivalents, beginning of year	7,890	4,631

Cash and Cash Equivalents, end of year	$ 1,520	$ 7,890

Schedule of Non-cash Activities
Common stock issued for notes payable	$ 45,000	$ -
Common stock issued for accrued interest	$ 3,900	$ -
Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of the financial statements.

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements are prepared in conformity with US generally accepted accounting principles (“GAAP”)

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

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Short-term investments with an original maturity of ninety days or less and highly liquid investments are considered cash and cash equivalents. Cash equivalents consist of a money market account.

Income Taxes

The Company utilizes the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC” 740 “Income Tax”. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been include in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacting tax rates in effect in the years in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has adopted the provisions of FASB ASC 740-10-05, “Accounting for Uncertainties in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Earnings (Loss) Per Share

The Company computes earnings or loss per share in accordance with the Financial Accounting Standards Board’s Accounting Standard Codification 260 (“ASC 260”), “Earnings Per Share”.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of net income per share, as their effect would be anti-dilutive:

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2011	2010
Convertible notes payable and accrued interest - stockholder (weighted average)	-	3,770,564

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s recurring losses from operations, stockholders’ deficiency, working capital deficiency, and lack of revenue generating operations, raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms. The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company’s operating results.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable, notes payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

3.  CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On September 1, 2009, the Company issued an unsecured note payable to a stockholder in exchange for $20,000 in cash, in order for the Company to pay current invoices.  The note bored interest at 6% per annum, and matured on September 1, 2010. The stockholder had the option to convert the note and accrued interest into the Company’s common stock at $.01 per share. On September 1, 2010, the note was extended (renewed) to September 1, 2011, with the same terms as the original note with the exception that the option to convert was changed to $.0125 per share. The option was exercised on September 1, 2011 and 1,792,000 shares were issued in satisfaction of the note and accrued interest.

On August 23, 2010, the Company issued an unsecured note payable to a stockholder in exchange for $25,000 in cash, for the Company’s working capital needs. The note bored interest at 6% per annum, and matures on August 23, 2011. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $.0125 per share. The option was exercised on August 23, 2011 and 2,120,000 shares were issued in satisfaction of the note and accrued interest.

At December 31, 2011 and 2010, accrued interest on the notes was $0 and $2,132, respectively.  Interest expense amounted to $1,768 and $1,734 for the years ended December 31, 2011 and 2010, respectively.

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

4.  COMMON STOCK

On August 22, 2011 the Board of Directors authorized the issuance of 3,912,000 shares of common stock in satisfaction of two notes payable to stockholders in the amount of $45,000 plus accrued interest of $3,900.  See Note 3.

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Director in its discretion from funds legally available therefore. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata in all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock have no preemptive rights to purchase the Company’s common stock. There are no conversions or redemption rights or sinking fund provisions with respect to the common stock.

5.  INCOME TAXES

The components of deferred tax assets at December 31, 2011 and 2010 are as follows:

	2011	2010
Net operating loss carry forwards	$91,400	$82,700
Less: Valuation allowance	(91,400)	(82,700)
	$ -	$ -
	======	======

A 100% valuation allowance was provided at December 31, 2011 and 2010 as it is uncertain if the deferred tax assets would be utilized. The increase in the valuation allowance was a result from the increase in the Company’s net operating loss carry forward.

At December 31, 2011, the Company has unused federal net operating loss carry forwards of approximately $275,000 expiring between 2018 and 2031 and unused New Jersey net operating loss carry forwards of approximately $194,500 expiring between 2012 and 2018.

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

5.  INCOME TAXES (Continued)

At December 31, 2011 and 2010, the Company had no material unrecognized tax benefits, and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at December 31, 2011 and 2010.

The Company files its federal and New Jersey income tax returns under varying statutes of limitations. The 2008 through 2011 tax years generally remain subject to examination by federal and New Jersey tax authorities

6.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2011.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of December 31, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE

(a) Identity of Officers and Directors

Set forth below are the names of the directors and officers of Baynon, all positions and offices with Baynon held, the period during which he has served as such, and his business experience during at least the last five (5) years:

Name	Age	Position and Offices Held	Director Since
Pasquale Catizone	71	President, Director	May, 1988

Daniel Generelli	49	Secretary, Treasurer, Director	October 1, 2001

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

ITEM 11.  EXECUTIVE COMPENSATION

To date, Baynon has not entered into employment agreements nor are any contemplated.

	Annual Compensation				Awards		Payouts
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIF Payouts ($)	All Other Compensation ($)
Pasquale Catizone	2011	-	-	-	-	-	-	-
President	2010	-	-	-	-	-	-	-

Daniel Generelli	2011	-	-	-	-	-	-	-
Secretary	2010	-	-	-	-	-	-	-
Treasurer

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 27, 2012, certain information regarding the ownership of the common stock by (i) each person known by Baynon to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of Baynon's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of Baynon's Executive Officers and Directors as a group.  Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided.  In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percentage of Class
Pasquale Catizone (1)(3)(6)	15,836,815	53.19%
266 Cedar Street
Cedar Grove, NJ 07009

Daniel Generelli	50,000	0.17%
c/o Baynon International Corp.
266 Gedar Street
Cedar Grove, NJ 07009

All Executive Officers and
Directors as a Group	15,886,815	53.36%
(consisting of two persons)

Other 5% shareholders
Carmine Catizone (2)(3)	6,070,000	20.39%
10 1.2 Walker Avenue
Morristown, NJ 07960

Robert L. Miller (4)	3,750,000	12.60%
94 Anderson Avenue
Demarest, NJ 07627

Shawshank Holdings, Limited (5)	3,750,000	12.60%
94 Anderson Avenue
Demarest, NJ 07627

Robyn Conforth	1,850,000	6.21%
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On September 1, 2009, the Company issued an unsecured note payable to a stockholder in exchange for $20,000 in cash, in order for the Company to pay current invoices.  The note bore interest at 6% per annum, and matured on September 1, 2010.  The stockholder had the option to convert the note and accrued interest into the Company’s common stock at $.01 per share.  On September 1, 2010, the note was extended (renewed) to September 1, 2011, with the same terms as the original note with the exception that the option to convert was changed to $.0125 per share.  The option was exercised on September 1, 2011 and 1,792,000 shares were issued in satisfaction of the note and accrued interest.

On August 23, 2010, the Company issued an unsecured note payable to a stockholder in exchange for $25,000 in cash, for the Company’s working capital needs.  The note bore interest at 6% per annum, and matures on August 23, 2011.  The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $.0125 per share.  The option was exercised on August 23, 2011 and 2,120,000 shares were issued in satisfaction of the note and accrued interest.

Director Independence

Creative NJ's board of directors consists of Pasquale Catizone and Daniel Generelli. Neither of them is independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2011 and 2010 for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. (RMSB&G) for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and 2010, were $14,400 and $14,400 respectively.

Audit related fees

We did not incur any aggregate audit related fees from RMSB&G for the 2011 and 2010 fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

Tax Fees

We did not incur any aggregate tax fees and expenses from RMSB&G for the 2011 and 2010 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from RMSB&G for the 2011 and 2010 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2011 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using RMSB&G solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheet at December 31, 2011 and 2010

Statements of Operations for the years ended December 31, 2011 and 2010

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010

Statements of Cash Flows for the years ended December 31, 2011 and 2010

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

The following documents are filed as a part of this report:

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

BAYNON INTERNATIONAL CORP.

By: /s/ PASQUALE CATIZONE

    Pasquale Catizone,

    President

    (Principal Executive Officer)

    Dated: March 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ PASQUALE CATIZONE

    Pasquale Catizone,

    President

    (Principal Executive Officer)

    Dated: March 27, 2012

By: /s/ DANIEL GENERELLI

    Daniel Generelli

    Secretary, Treasurer

    (Principal Financial Officer, Principal Accounting Officer)

    Dated: March 27, 2012