Form 10-Q
period 2012-03-31
BAYNON INTERNATIONAL CORP
filed 2012-05-15
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2012

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number      000-4006

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

The number of outstanding shares of the registrant's common stock, May 15, 2012:  Common Stock – 30,772,192

BAYNON INTERNATIONAL CORP.

FORM 10-Q

INDEX

Page

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Mine Safety Disclosures	13
Item 5. Other Information	13
Item 6. Exhibits	13

SIGNATURES	14

BAYNON INTERNATIONAL CORP.

BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 25	$ 1,520
TOTAL CURRENT ASSETS	25	1,520

TOTAL ASSETS	$ 25	$ 1,520

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 33,716	$ 30,860
TOTAL CURRENT LIABILITIES	33,716	30,860

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001,
authorized 50,000,000 shares, issued
and outstanding 29,772,192 shares	29,772	29,772
Additional paid-in capital	223,936	223,936
Accumulated deficit	(287,399)	(283,048)
TOTAL STOCKHOLDERS’ DEFICIENCY	(33,691)	(29,340)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 25	$ 1,520

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011

Revenues	$ -	$ -
Cost of revenue	-	-

Gross Profit	-	-

Other Costs:
General and administrative expenses	4,351	4,426

Total Other Costs	4,351	4,426

Operating loss	(4,351)	(4,426)

Other Income (Expense):
Interest income	-	4
Interest expense – stockholders	-	(666)

Total Other Income (Expense)	-	(662)

Net Loss	$ (4,351)	$ (5,088)

Earnings (loss) per share:
Basic and diluted earnings (loss) per common share	$ -	$ -

Basic and diluted common shares outstanding	29,772,192	25,860,192

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	2012	2011

Cash flows from Operating Activities:
Net loss	$ (4,351)	$ (5,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable and accrued expenses	2,856	1,626
Increase in accrued interest – stockholders	-	666

Net cash used in operating activities	(1,495)	(2,796)

Decrease in Cash and Cash Equivalents	(1,495)	(2,796)

Cash and Cash Equivalents, beginning of period	1,520	7,890

Cash and Cash Equivalents, end of period	$ 25	$ 5,094

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(UNAUDITED)

1.   THE COMPANY

Baynon International Corp. formerly known as Technology Associates Corporation (the “Company”), was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking.  On December 28, 1989, the Company reincorporated under the laws of the State of Nevada.  The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board.  The Company has not engaged in any business operations for at least the last nine fiscal years and has no operations to date.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

The December 31, 2011 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2012, its results of operations for the three ended March 31, 2012 and 2011 and its cash flows for the three months ended March 31, 2012 and 2011.

The statements of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2011.

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share

The Company computes loss per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings Per Share”.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of loss per share for the three months ended March 31, 2012 and 2011 as their effect would be anti-dilutive:

Convertible note payable and accrued interest - Stockholder	2012	2011
(Weighted average)	-	3,823,825

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $287,399 at March 31, 2012.  The Company has no revenue generating operations and has limited cash resources.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through March 31, 2013 by obtaining additional financing from key officers, directors and certain investors.  However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable, notes payable, and accrued expenses approximate fair value based on the short-term maturity of those instruments.

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards

Management does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3.  CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

In 2009 and 2010, the Company issued unsecured convertible notes payable to a stockholder in exchange for $45,000 in cash for the Company’s working capital needs.  In the third quarter of 2011, the notes and accrued interest thereon were converted into 3,912,000 shares of the Company’s common stock.

Interest expense amounted to $-0- and $666 for the three months ended March 31, 2012 and 2011, respectively, and relates to notes payable issued to stockholders in prior periods.

On April 10, 2012, the Company issued an unsecured note payable to a stockholder in exchange for $50,000 in cash for the Company’s working capital needs.  The note bears interest at 6% per annum and matures on April 10, 2013.  The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $.0125 per share.

4.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial were issued.

On April 10, 2012, the Company issued 1,000,000 shares of common stock to an investor for $1,000 ($0.001 per share).

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2012.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Baynon’s financial statements.

Liquidity and Capital Resources

At March 31, 2012, Baynon had a cash balance of $25, which represents a $1,495 decrease from the $1,520 balance at December 31, 2011.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Baynon’s working capital deficit at March 31, 2012 was $33,691 as compared to a December 31, 2011 deficit of $29,340.

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

The accompanying financial statement has been prepared assuming Baynon will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $4,351 and $5,088 for the three months ended March 31, 2012 and 2011, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.

Baynon incurred a net loss of $4,351 in the current period versus a net loss of $5,088 in the prior period.  General and administrative expenses were $4,351 compared to $4,426 in the prior period, a decrease of $75.  General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior period, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon’s ability to merge with an operating company, which might permit Baynon to avail itself of those advantages.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the three months ended March 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2012.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosure

Not Applicable

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

Dated: May 15, 2012

BAYNON INTERNATIONAL CORP.

By:     /s/Pasquale Catizone

Pasquale Catizone,

Principal Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Principal Financial Officer