Form 10-Q
period 2012-09-30
BAYNON INTERNATIONAL CORP
filed 2012-11-08
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2012

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

The number of outstanding shares of the registrant's common stock, November 8, 2012:  Common Stock – 30,772,192

BAYNON INTERNATIONAL CORP.

FORM 10-Q

INDEX

Page

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Mine Safety Disclosures	14
Item 5. Other Information	14
Item 6. Exhibits	14

SIGNATURES	15

BAYNON INTERNATIONAL CORP.

BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,088	$1,520
TOTAL CURRENT ASSETS	27,088	1,520

TOTAL ASSETS	$27,088	$1,520

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,193	$30,860
Convertible notes payable – stockholders	50,000	-
Accrued interest – stockholder	1,430	-
TOTAL CURRENT LIABILITIES	68,623	30,860

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001,
authorized 50,000,000 shares , 30,772,192 shares
issued and outstanding September 30, 2012 and 29,772,192 shares issued and outstanding at December 31, 2011.	30,772	29,772
Additional paid-in capital	223,936	223,936
Accumulated deficit	(296,243)	(283,048)
TOTAL STOCKHOLDERS’ DEFICIENCY	(41,535)	(29,340)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$27,088	$1,520

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$ -	$ -	$ -	$ -
Cost of revenue	-	-	-	-

Gross Profit	-	-	-	-

Other Costs:
General and administrative expenses	3,692	3,142	11,786	10,943

Total Other Costs	3,692	3,142	11,786	10,943

Operating loss	(3,692)	(3,142)	(11,786)	(10,943)

Other Income (Expense):
Interest income	10	3	21	10
Interest expense – stockholders	(756)	(429)	(1,430)	(1,768)

Total Other Income (Expense)	(746)	(426)	(1,409)	(1,758)

Net Loss	$ (4,438)	$ (3,568)	$ (13,195)	$ (12,701)

Earnings (loss) per share:
Basic and diluted earnings (loss) per common share	$ -	$ -	$ -	$ -

Basic and diluted common shares outstanding	30,772,192	27,300,713	30,403,579	26,345,643

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	2012	2011
Cash flows from Operating Activities:
Net loss	$(13,195)	$(12,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	(13,667)	5,874
Increase in accrued interest - stockholders	1,430	1,768
Net cash used in operating activities	(25,432)	(5,059)

Cash flows from Financing Activities:
Proceeds from note payable - stockholder	50,000	-
Proceeds from issuance of common stock	1,000	-
Net cash from financing activities	51,000	-

Increase (Decrease) in Cash and Cash Equivalents	25,568	(5,059)

Cash and Cash Equivalents, beginning of period	1,520	7,890
Cash and Cash Equivalents, end of period	$ 27,088	$2,831

Supplemental disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$ 500	$ 500
Interest	$ -	$ -

Schedule of Non-cash Activities:
Common stock issued for notes payable - stockholder	$ -	$45,000
Common stock issued for accrued interest - stockholder	$ -	$ 3,900

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

The December 31, 2011 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2012, its results of operations for the three and nine months ended September 30, 2012 and 2011 and its cash flows for the nine months ended September 30, 2012 and 2011.

The statements of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2011.

Loss Per Share

The Company computes loss per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings Per Share”.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of loss per share for the nine months ended September 30, 2012 and 2011 as their effect would be anti-dilutive:

	2012	2011
Convertible note payable and accrued interest - stockholder (weighted average)	4,114,411	-

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $296,243 at September 30, 2012.  The Company has no revenue generating operations and has limited cash resources.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through September 30, 2013 by obtaining additional financing from key officers, directors and certain investors.  However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

At September 30, 2012 and December 31, 2011, accrued interest on the notes was $1,430 and $-0-, respectively. Interest expense amounted to $756 and $429 for the three months ended September 30, 2012 and 2011, respectively. Interest expense amounted to $1,430 and $1,768 for the nine months ended September 30, 2012 and 2011, respectively.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no material changes to our critical accounting policies as of and for the nine months ended September 30, 2012.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Baynon’s financial statements.

Liquidity and Capital Resources

At September 30, 2012, Baynon had a cash balance of $27,088, which represents a $25,568 increase from the $1,520 balance at December 31, 2011.  This increase was primarily the result of the issuance of a note payable to a stockholder for $50,000 and issuance of common stock for $1,000 net of cash used to satisfy the requirements of a reporting company Baynon’s working capital deficit at September 30, 2012 was $41,535 as compared to a December 31, 2011 deficit of $29,340.

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

The accompanying financial statement has been prepared assuming Baynon will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $13,195 and $12,701 for the nine months ended September 30, 2012 and 2011, respectively, and a working capital deficiency, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

Baynon incurred a net loss of $4,438 in the current period versus a net loss of $3,568 in the prior period.  General and administrative expenses were $3,692 compared to $3,142 in the prior period, an increase of $550.  General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

Results of Operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Baynon incurred a net loss of $13,195 in the current period versus a net loss of $12,701 in the prior period. General and Administrative expenses were $11,786 compared to $10,943 in the prior period, an increase of $843. General and Administrative expenses, which consist of fees for legal and accounting and auditing services, were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior period, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon’s ability to merge with an operating company, which might permit Baynon to avail itself of those advantages.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the three months ended September 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2012.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 8, 2012

BAYNON INTERNATIONAL CORP.

By:     /s/Pasquale Catizone

Pasquale Catizone,

Principal Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Principal Financial Officer