Form 10-K/A
period 2011-12-31
BAYNON INTERNATIONAL CORP
filed 2013-01-10
CIK 1089598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT 1 to

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 is to furnish the required management’s report on internal control over financial reporting.

No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2011.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is the process designed by and under the supervision of our chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  These officers have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies ..

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 and concluded that it was not effective because of the material weakness described below:

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2011, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission due to the lack of resources and segregation of duties.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

We will aggressively recruit experienced professionals to ensure that we include all necessary disclosures in our filings with the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained, we cannot assure you these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2011.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

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

    Dated: January 10, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ PASQUALE CATIZONE

    Pasquale Catizone,

    President

    (Principal Executive Officer)

    Dated: January 10, 2013

By: /s/ DANIEL GENERELLI

    Daniel Generelli

    Secretary, Treasurer

    (Principal Financial Officer, Principal Accounting Officer)

    Dated: January 10, 2013