Form 10-K
period 2012-12-31
BAYNON INTERNATIONAL CORP
filed 2013-03-27
CIK 1089598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 27, 2013 was 29,772,192 shares of its $.0001 par value common stock.

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

    Holders.  There were approximately 540 record holders of Baynon's common stock as of March 27, 2013.  The issued and outstanding shares of Baynon's common stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

Liquidity and Capital Resources

At December 31, 2012, Baynon had a cash balance of $22,219, which represents a $20,699 increase from the $1,520 balance at December 31, 2011.  This increase was primarily the result of Baynon securing additional financing through the issuance of common stock and note payable net of satisfying the requirements of a reporting company.  Baynon’s working capital deficit at December 31, 2012 was $57,274 as compared to a December 31, 2011 deficit of $29,340.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $28,934 and $24,949 for the years ended December 31, 2012 and 2011, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Our auditors have included a “going concern” qualification in their auditors’ report dated March 13, 2013. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Baynon’s operating results.

Results of Operations for the Year Ended December 31, 2012 compared to the Year Ended December 31, 2011.

Baynon incurred a net loss of $28,934 in 2012 versus a net loss of $24,949 in 2011. General and administrative expenses were $26,779 in 2012 compared to $23,192 in 2011, an increase of $3,587.

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

Index to

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Baynon International Corporation

We have audited the accompanying balance sheets of Baynon International Corporation (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended.  The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

March 13, 2013

BAYNON INTERNATIONAL CORP.

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 22,219	$ 1,520
TOTAL CURRENT ASSETS	22,219	1,520

TOTAL ASSETS	$ 22,219	$ 1,520

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 27,307	$ 30,860
Convertible notes payable – stockholder	50,000	-
Accrued interest – stockholder	2,186	-
TOTAL CURRENT LIABILITIES	79,493	30,860

TOTAL LIABILITIES	79,493	30,860

STOCKHOLDERS’ DEFICIENCY:

  Common stock, par value $.001, authorized 50,000,000 shares issued and outstanding 29,772,192 shares at December 31, 2012 and 29,772,192 shares at December 31, 2011

  Common stock to be issued 1,000,000 shares at

December 31, 2012 and 0 shares at December 31, 2011

	29,772 1,000	29,772 -
Additional paid-in capital	223,936	223,936
Accumulated deficit	(311,982)	(283,048)
TOTAL STOCKHOLDERS’ DEFICIENCY	(57,274)	(29,340)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 22,219	$ 1,520

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Revenues	$ -	$ -
Cost of revenue	-	-

Gross Profit	-	-

Other Costs:
General and administrative expenses	26,779	23,192

Total Other Costs	26,779	23,192

Operating loss	(26,779)	(23,192)

Other Income (Expense):
Interest income	31	11
Interest expense – stockholders	(2,186)	(1,768)

Total Other Income (Expense)	(2,155)	(1,757)

Net Loss	$ (28,934)	$ (24,949)

Loss per share:
Basic and diluted loss per common share	$ -	$ -

Basic and diluted common shares outstanding	30,496,236	27,209,321

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Common Stock
$ .001 Par Value		Common	Additional
Number		Stock to	Paid In	Accumulated
of Shares	Amount	Be Issued	Capital	Deficit	Total

Balance, December 31, 2010	25,860,192	$25,860	-	$178,948	$(258,099)	$(53,291)

Issuance of common stock for conversion of debt and accrued interest	3,912,000	3,912	-	44,988	-	48,900
Net loss for the year	-	-	-	-	(24,949)	(24,949)

Balance, December 31, 2011	29,772,192	29,772	-	223,936	(283,048)	(29,340)

Common stock to be issued	-	-	1,000	-	-	1,000
Net loss for the year	-	-	-	-	(28,934)	(28,934)

Balance, December 31, 2012	29,772,192	$29,772	$1,000	$223,936	$(311,982)	$(57,274)

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Cash flows from Operating Activities:
Net loss	$ (28,934)	$ (24,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest - stockholders	2,186	1,768
(Decrease) increase in accounts payable and accrued expenses	(3,553)	16,811
Net cash used in operating activities	(30,301)	(6,370)

Cash flows from Financing Activities:
Proceeds for common stock to be issued	1,000	-
Proceeds from stockholder loan	50,000	-

Net cash provided by financing activities	51,000	-

Increase (decrease) in Cash and Cash Equivalents	20,699	(6,370)

Cash and Cash Equivalents, beginning of year	1,520	7,890

Cash and Cash Equivalents, end of year	$ 22,219	$ 1,520

Schedule of Non-cash Activities
Common stock issued for note payables	$ -	$ 45,000

Common stock issued for accrued interest	$ -	$ 3,900

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements are prepared in conformity with US generally accepted accounting principles.

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

Income Taxes

The Company utilizes the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740. “Income Tax”  (“ASC 740”).  ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been include in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacting tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has adopted the provision of FASB ASC 740-10-05, “Accounting for Uncertainties in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Earnings (Loss) Per Share

The Company computes earnings or loss per share in accordance with the FASB ASC 260,“Earnings Per Share” (“ASC 260”).  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of net income per share, as their effect would be anti-dilutive:

	2012	2011
Convertible notes payable and accrued interest - stockholder (weighted average)	4,174,904	-

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

On April 10, 2012, the Company issued an unsecured convertible note payable to a stockholder in exchange for $50,000 in cash for the Company’s working capital needs. The note bears interest at 6% per annum and matures on April 10, 2013. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $0.0125 per share.

At December 31, 2012 and 2011, accrued interest on the notes was $2,186 and $-0-, respectively.  Interest expense amounted to $2,186 and $1,768 for the years ended December 31, 2012 and 2011, respectively.

4.   COMMON STOCK

On August 22, 2011 the Board of Directors authorized the issuance of 3,912,000 shares of common stock in satisfaction of two notes payable to stockholders in the amount of $45,000 plus accrued interest of $3,900.  See Note 3.

On April 10, 2012, the Company received cash in amount of $1,000 for the issuance of 1,000,000 shares ($0.001 per share) of common stock to an investor.  The shares were not issued as of December 31, 2012 and the amount is classified as common stock to be issued.

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

5.   INCOME TAXES

The components of deferred tax assets at December 31, 2012 and 2011 are as follows:

	2012	2011
Net operating loss carry forwards	$ 101,240	$ 91,400
Accrued interest	660	-
Less: - Valuation allowance	(101,900)	(91,400)
Total	$ -	$ -

A 100% valuation allowance was provided at December 31, 2012 and 2011 as it is uncertain if the deferred tax assets would be utilized. The increase in the valuation allowance was a result from the increase in the items listed above.

At December 31, 2012, the Company has unused federal net operating loss carry forwards of approximately $302,000 expiring between 2018 and 2032 and unused New Jersey net operating loss carry forwards of approximately $209,500 expiring between 2013 and 2019.

At December 31, 2012 and 2011, the Company had no material unrecognized tax benefits, and no adjustments to liabilities or operations were required.  The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months.  The Company did not recognize any interest or penalties related to uncertain tax positions at December 31, 2012 and 2011.

The Company files its federal and New Jersey income tax returns under varying statutes of limitations.  The 2009 through 2012 tax years generally remain subject to examination by federal and New Jersey tax authorities.

6.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2012.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is the process designed by and under the supervision of our chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  These officers have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 and concluded that it was not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2011, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission due to the lack of resources and segregation of duties.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2012.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE

(a) Identity of Officers and Directors

Set forth below are the names of the directors and officers of Baynon, all positions and offices with Baynon held, the period during which he has served as such, and his business experience during at least the last five (5) years:

Name	Age	Position and Offices Held	Director Since
Pasquale Catizone	72	President, Director	May, 1988

Daniel Generelli	50	Secretary, Treasurer, Director	October 1, 2001

Pasquale Catizone.  Mr. Catizone has been president and a director of Baynon since May 1998.  Mr. Catizone has been self-employed as a financial consultant for more than nine (9) years.

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

ITEM 11.  EXECUTIVE COMPENSATION

To date, Baynon has not entered into employment agreements nor are any contemplated.

	Annual Compensation				Awards		Payouts
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIF Payouts ($)	All Other Compensation ($)
Pasquale Catizone	2012	-	-	-	-	-	-	-
President	2011	-	-	-	-	-	-	-

Daniel Generelli	2012	-	-	-	-	-	-	-
Secretary	2011	-	-	-	-	-	-	-
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 27, 2013, certain information regarding the ownership of the common stock by (i) each person known by Baynon to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of Baynon's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of Baynon's Executive Officers and Directors as a group.  Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided.  In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.  This table has been prepared based on 29,772,192 common shares outstanding as of March 27, 2013.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percentage of Class
Pasquale Catizone (1)(3)	15,836,815	53.19%
266 Cedar Street
Cedar Grove, NJ 07009

Daniel Generelli	50,000	0.17%
c/o Baynon International Corp.
266 Gedar Street
Cedar Grove, NJ 07009

All Executive Officers and
Directors as a Group	15,886,815	53.36%
(consisting of two persons)

Other 5% shareholders
Carmine Catizone (2)(3)(8)	Direct: 7,070,000	22.98%
10 1.2 Walker Avenue	Option(6): 4,174,904	(7)
Morristown, NJ 07960

Robert L. Miller (4)	3,750,000	12.60%
94 Anderson Avenue
Demarest, NJ 07627

Shawshank Holdings, Limited (5)	3,750,000	12.60%
94 Anderson Avenue
Demarest, NJ 07627

Robyn Conforth	1,850,000	6.21%
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

(6) 4,174,904 shares which may be issued as satisfaction of a note payable plus accrued interest upon request of the stockholder any time before April 10, 2013.

(7) Should Carmine Catizone exercise his option, he would own 32.18% of the resulting 34,947,096 outstanding shares.

(8) Includes 1,000,000 common shares to be issued.

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

Director Independence

Baynon’s board of directors consists of Pasquale Catizone and Daniel Generelli. Neither of them is independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2012 and 2011 for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. (RMSB&G) for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012 and 2011, were $14,400 and $14,400 respectively.

Audit related fees

We did not incur any aggregate audit related fees from RMSB&G for the 2012 and 2011 fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

Tax Fees

We did not incur any aggregate tax fees and expenses from RMSB&G for the 2012 and 2011 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from RMSB&G for the 2012 and 2011 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2012 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using RMSB&G solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheet at December 31, 2012 and 2011

Statements of Operations for the years ended December 31, 2012 and 2011

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2012 and 2011

Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to Financial Statements

(a)(2) List of financial statement schedules included in Part IV hereof:

None.

The following exhibits are included herewith:

Exhibit No.	Description
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED
2.2	Articles of Incorporation and By-laws as amended	Form 10SB12G	July 8, 1999
3.1	Certificate of Incorporation of Baynon	Form 10-SB	July 8, 1999
3.2	Bylaws of Baynon	Form 10-SB	July 8, 1999
7.1	Listing of Selling Shareholders	Form S-2	April 27, 2004
13.1	Annual Form 10-KSB for the year ended December 31, 2003	Form S-2	April 27, 2004
99	Certification of President and Treasurer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002	Form 10-KSB	March 31, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYNON INTERNATIONAL CORP.

By: /s/ PASQUALE CATIZONE

    Pasquale Catizone,

    President

    (Principal Executive Officer)

    Dated: March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ PASQUALE CATIZONE

    Pasquale Catizone,

    President

    (Principal Executive Officer)

    Dated: March 27, 2013

By: /s/ DANIEL GENERELLI

    Daniel Generelli

    Secretary, Treasurer

    (Principal Financial Officer, Principal Accounting Officer)

    Dated: March 27, 2013