Form 10-Q
period 2013-09-30
BAYNON INTERNATIONAL CORP
filed 2013-11-13
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2013

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

The number of outstanding shares of the registrant's common stock, November 13, 2013:  Common Stock – 38,772,192

BAYNON INTERNATIONAL CORP.

FORM 10-Q

INDEX

Page

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Mine Safety Disclosures	15
Item 5. Other Information	15
Item 6. Exhibits	15

SIGNATURES	16

BAYNON INTERNATIONAL CORP.

BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 39,338	$ 22,219
TOTAL CURRENT ASSETS	39,338	22,219

TOTAL ASSETS	$ 39,338	$ 22,219

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 19,037	$ 27,307
Convertible notes payable – stockholder	50,000	50,000
Accrued interest – stockholder	4,430	2,186
TOTAL CURRENT LIABILITIES	73,467	79,493

TOTAL LIABILITIES	73,467	79,493

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001,
authorized 50,000,000 shares , 38,772,192 shares
issued and outstanding September 30, 2013 and 29,772,192 shares issued and outstanding at December 31, 2012.	38,772	29,772
Common stock to be issued, 1,000,000 shares at December 31, 2012	-	1,000
Additional paid-in capital	255,936	223,936
Accumulated deficit	(328,837)	(311,982)
TOTAL STOCKHOLDERS’ DEFICIENCY	(34,129)	(57,274)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 39,338	$ 22,219

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$ -	$ -	$ -	$ -
Cost of revenue	-	-	-	-

Gross Profit	-	-	-	-

Other Costs:
General and administrative expenses	3,836	3,692	14,624	11,786

Total Other Costs	3,836	3,692	14,624	11,786

Operating loss	(3,836)	(3,692)	(14,624)	(11,786)

Other Income (Expense):
Interest income	7	10	12	21
Interest expense – stockholder	(756)	(756)	(2,243)	(1,430)

Total Other Income (Expense)	(749)	(746)	(2,231)	(1,409)

Net Loss	$ (4,585)	$ (4,438)	$ (16,855)	$ (13,195)

Loss per share:
Basic and diluted loss per common share	$ -	$ -	$ -	$ -

Basic and diluted common shares outstanding	31,728,714	30,772,192	31,094,536	30,403,579

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	2013	2012

Cash flows from Operating Activities:
Net loss	$ (16,855)	$ (13,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in accounts payable and accrued expenses	(8,270)	(13,667)
Increase in accrued interest – stockholder	2,244	1,430

Net cash used in operating activities Cash flows from Financing Activities: Proceeds from note payable - stockholder Proceeds from issuance of common stock Net cash provided by financing activities	(22,881) - 40,000 40,000	(25,432) 50,000 1,000 51,000
Increase in Cash and Cash Equivalents	17,119	25,568

Cash and Cash Equivalents, beginning of period	22,219	1,520

Cash and Cash Equivalents, end of period	$ 39,338	$ 27,088

Supplemental disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

The December 31, 2012 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2013, its results of operations for the three and nine months ended September 30, 2013 and 2012 and its cash flows for the nine months ended September 30, 2013 and 2012.

The statements of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2012.

Loss Per Share

The Company computes loss per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings Per Share”.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of loss per share for the three and nine months ended September 30, 2013 and 2012 as their effect would be anti-dilutive:

	2013	2012
Convertible note payable and accrued interest - stockholder (weighted average)	4,354,411	4,114,411

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $328,837 at September 30, 2013.  The Company has no revenue generating operations and has limited cash resources.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through September 30, 2014 by obtaining additional financing from key officers, directors and certain investors.  However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

CONVERTIBLE NOTES PAYABLE - STOCKHOLDER

On April 10, 2012, the Company issued an unsecured convertible note payable to a stockholder in exchange for $50,000 in cash for the Company’s working capital needs. The note bore interest at 6% per annum and matured on April 10, 2013. The stockholder had the option to convert the note and accrued interest into the Company’s common stock at $.0125 per share.

On April 10, 2013, the note was extended for an additional twelve months. The note bears interest at 6% per annum and matures on April 10, 2014. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $.0125 per share.

At September 30, 2013 and December 31, 2012, accrued interest on the notes was $4,430 and $2,186, respectively.  Interest expense amounted to $756 for each of the three months ended September 30, 2013 and 2012.  Interest expense amounted to $2,243 and $1,430 for the nine months ended September 30, 2013 and 2012, respectively.

4.

COMMON STOCK

On April 10, 2012, the Company received cash in the amount of $1,000 for the issuance of 1,000,000 shares ($0.001 per share) of common stock to an investor. The shares were not issued until August 2013 and the amount was classified as common stock to be issued at December 31, 2012.

On September 19, 2013, the Company’s board of directions approved the issuance of 4,000,000 shares of common stock for $20,000 ($0.005 per share) to the Company’s majority stockholder who is the Company’s president and 4,000,000 shares of common stock for $20,000 ($0.005 per share) to another stockholder.

On September 19, 2013, the Company’s board of directors approved the increase in the number of authorized shares from 50,000,000 to 100,000,000. The increase will enable the Company to raise additional capital in the future.  The Company has begun the process necessary to increase the number of authorized shares.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no material changes to our critical accounting policies as of and for the nine months ended September 30, 2013.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Baynon’s financial statements.

Liquidity and Capital Resources

At September 30, 2013, Baynon had a cash balance of $39,338, which represents a $17,119 increase from the $22,219 balance at December 31, 2012.  This increase was the result of $40,000 cash received from the issuance of common stock, net of cash used to satisfy the requirements of a reporting company of $22,881. Baynon’s working capital deficit at September 30, 2013 was $34,129 as compared to a December 31, 2012 deficit of $57,274.

During the nine months ended September 30, 2013 and 2012, there were no investing activities.

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

The accompanying financial statement has been prepared assuming Baynon will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $16,855 and $13,195 for the nine months ended September 30, 2013 and 2012, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

For the nine months September 30, 2013, we did not earn any revenues. We incurred general and administrative expenses of $14,624 and interest expense – stockholder of $2,243. We earned interest income of $12. As a result, we had a net loss of $16,855 for the nine months ended September 30, 2013.

Comparatively, for the nine months ended September 30, 2012, we did not earn any revenues. We incurred general and administrative expenses of $11,786 and interest expense – stockholder of $1,430. We earned interest income of $21. As a result, we had a net loss of $13,195 for the nine months ended September 30, 2012.

The $2,838 increase in general administrative expenses were incurred primarily to enable Baynon to satisfy the reporting requirements of a reporting company.

During the current and prior period, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon’s ability to utilize the deferred tax assets.

Results of Operations for the three months ended September 30, 2013, compared to the three months ended September 30, 2012.

For the three months September 30, 2013, we did not earn any revenues. We incurred general and administrative expenses of $3,836 and interest expense – stockholder of $756. We earned interest income of $7. As a result, we had a net loss of $4,585 for the three months ended September 30, 2013.

Comparatively, for the three months ended September 30, 2012, we did not earn any revenues. We incurred general and administrative expenses of $3,692 and interest expense – stockholder of $756. We earned interest income of $10. As a result, we had a net loss of $4,438 for the three months ended September 30, 2012.

The $144 increase in general administrative expenses were incurred primarily to enable Baynon to satisfy the reporting requirements of a reporting company.

During the current and prior period, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon’s ability to utilize the deferred tax assets

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the three months ended September 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2013.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of September 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of September 30, 2013 and concluded that it was not effective because of the material weakness described below:

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

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the period ended September 30, 2013.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In August, 2013, the registrant issued 1,000,000 common shares to an investor for $0.001 per share.

On September 19, 2013, the registrant issued 4,000,000 shares their president, Carmine Catizone, for $0.005 per share, and 4,000,000 shares to Pat Catizone, the brother of the registrant’s president, for $0.005 per share.

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

Dated: November 13, 2013

BAYNON INTERNATIONAL CORP.

By:     /s/Pasquale Catizone

Pasquale Catizone,

Principal Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Principal Financial Officer