Form 10-K
period 2013-12-31
BAYNON INTERNATIONAL CORP
filed 2014-03-31
CIK 1089598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

 (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [x]    No  [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant was approximately $85,024

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 31, 2014 was 38,772,192 shares of its $.0001 par value common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Baynon has no properties and at this time, has no agreements to acquire any properties.  Baynon currently uses for its principal place of business the home office of Pasquale Catizone, an officer and director of Baynon, at no cost.  Management expects this arrangement will continue until Baynon completes an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against Baynon.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)Market Information

There has been no trading market for Baynon's Common Stock for at least the last six years. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

    Holders

There were approximately 533 record holders of Baynon's common stock as of March 31, 2014.  The issued and outstanding shares of Baynon's common stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

    Dividends

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

Liquidity and Capital Resources

At December 31, 2013, Baynon had a cash balance of $19,982, which represents a $2,237 decrease from the $22,219 balance at December 31, 2012.  This decrease was primarily the result of Baynon securing additional financing through the issuance of common stock net of satisfying the requirements of a reporting company.  Baynon’s working capital deficit at December 31, 2013 was $47,992 as compared to a deficit of $57,274 as of December 31, 2012.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $30,718 and $28,934 for the years ended December 31, 2013 and 2012, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Our auditors have included a “going concern” qualification in their auditors’ report dated March 31, 2014.  Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Baynon’s operating results.

Results of Operations for the Year Ended December 31, 2013 compared to the Year Ended December 31, 2012.

Baynon incurred a net loss of $30,718 in 2013 versus a net loss of $28,934 in 2012. General and administrative expenses were $27,744 in 2013 compared to $26,779 in 2012, an increase of $965.

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

Index to

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Baynon International Corporation

We have audited the accompanying balance sheets of Baynon International Corporation (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended.  The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

March 31, 2014

BAYNON INTERNATIONAL CORP.

BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	2013	2012

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 19,982	$ 22,219
TOTAL CURRENT ASSETS	19,982	22,219

TOTAL ASSETS	$ 19,982	$ 22,219

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 12,788	$ 27,307
Convertible note payable – stockholder	50,000	50,000
Accrued interest – stockholder	5,186	2,186
TOTAL CURRENT LIABILITIES	67,974	79,493

TOTAL LIABILITIES	67,974	79,493
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001,
authorized 50,000,000 shares, issued
and outstanding 38,772,192 shares at December 31, 2013
and 29,772,192 shares at December 31, 2012	38,772	29,772
Common stock to be issued, 1,000,000 shares at December 31, 2012	-	1,000
Additional paid-in capital	255,936	223,936
Accumulated deficit	(342,700)	(311,982)
TOTAL STOCKHOLDERS’ DEFICIENCY	(47,992)	(57,274)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 19,982	$ 22,219

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Revenues	$ -	$ -
Cost of revenue	-	-

Gross Profit	-	-

Other Costs:
General and administrative expenses	27,744	26,779

Total Other Costs	27,744	26,779

Operating loss	(27,744)	(26,779)

Other Income (Expense):
Interest income	26	31
Interest expense – stockholder	(3,000)	(2,186)

Total Other Income (Expense)	(2,974)	(2,155)

Net Loss	$ (30,718)	$ (28,934)

Earnings (loss) per share:
Basic and diluted earnings (loss) per common share	$ -	$ -

Basic and diluted common shares outstanding	33,029,726	30,496,236

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock
	$ .001 Par Value		Common	Additional
	Number		Stock	Paid In	Accumulated
	of Shares	Amount	to be Issued	Capital	Deficit	Total
Balance, December 31, 2011	29,772,192	29,772	$ -	223,936	(283,048)	(29,340)

Common stock to be issued	-	-	1,000	-	-	1,000
Net loss for the year	-	-		-	(28,934)	(28,934)
Balance, December 31, 2012	29,772,192	29,772	1,000	223,936	(311,982)	(57,274)

Issuance of common stock for cash	8,000,000	8,000	-	32,000	-	40,000
Issuance of common stock for cash received previously	1,000,000	1,000	(1,000)	-	-	-
Net loss for the year	-	-	-	-	(30,718)	(30,718)

Balance, December 31, 2013	38,772,192	$38,772	$ -	$255,936	$(342,700)	$(47,992)

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Cash flows from Operating Activities:
Net loss	$ (30,718)	$ (28,934)
Adjustments to reconcile net loss to net cash used in operating activities: Increase in accrued interest to stockholder Decrease in accounts payable and accrued expenses	3,000 (14,519)	2,186 (3,553)

Net cash used in operating activities	(42,237)	(30,301)

Cash flows from Financing Activities:
Issuance of common stock	40,000	1,000
Proceeds from related party loan	-	50,000

Net cash provided by financing activities	40,000	51,000

(Decrease) Increase in Cash and Cash Equivalents	(2,237)	20,699

Cash and Cash Equivalents, beginning of year	22,219	1,520

Cash and Cash Equivalents, end of year	$ 19,982	$ 22,219

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

1.

THE COMPANY

Baynon International Corp. formerly known as Technology Associates Corporation (the “Company”), was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking.  On December 28, 1989, the Company reincorporated under the laws of the State of Nevada.  The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board.  The Company has not engaged in any business operations for at least the last ten fiscal years and has no operations to date.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.

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

Income Taxes

The Company utilizes the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC 740”), Income Tax (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been include in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacting tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for uncertainties in income taxes under the provisions of FASB ASC 740-10-05, “Accounting for Uncertainties in Income Taxes.”  The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Loss Per Share

The Company computes loss per share in accordance with the FASB ASC 260, “Earnings Per Share”. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of net income per share, as their effect would be anti-dilutive:

	2013	2012
Convertible notes payable and accrued interest - stockholder (weighted average)	4,414,904	4,174,904

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses, convertible notes payable- stockholder and accrued interest - stockholder approximate fair value based on the short-term maturity of these instruments.

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

On April 10, 2013, the maturity date of the note was extended for an additional twelve months. The note bears interest at 6% per annum and now matures on April 10, 2014. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $0.0125 per share.

At both December 31, 2013 and 2012, convertible note payable – stockholder was $50,000.  At December 31, 2013 and 2012, accrued interest on the note was $5,186 and $2,186, respectively.  Interest expense amounted to $3,000 and $2,186 for the years ended December 31, 2013 and 2012, respectively.

4.   COMMON STOCK

On April 10, 2012, the Company received cash in the amount of $1,000 for the issuance of 1,000,000 shares of common stock ($0.001) to an investor.  The shares were not issued until August 2013 and the amount was classified as common stock to be issued at December 31, 2012.

On September 19, 2013, the Company’s board of directions approved the issuance of 4,000,000 shares of common stock for $20,000 ($0.005 per share) to the Company’s majority stockholder who is the Company’s president and 4,000,000 shares of common stock for $20,000 ($0.005 per share) to another stockholder).

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

5.   INCOME TAXES

The components of deferred tax assets at December 31, 2013 and 2012 are as follows:

	2013	2012
Net operating loss carry forwards	$ 120,400	$101,240
Accrued interest	1,800	660
Less: Valuation allowance	(122,200)	(101,900)
Total	$ -	$ -

A 100% valuation allowance was provided at December 31, 2013 and 2012 as it is uncertain if the deferred tax assets would be utilized. The increase in the valuation allowance was a result from the increase in the Company’s net operating loss carry forward and accrued interest.

At December 31, 2013, the Company has unused federal net operating loss carry forwards of approximately $330,500 expiring between 2018 and 2033 and unused New Jersey net operating loss carry forwards of approximately $176,400 expiring between 2014 and 2020.

The Company files its federal and New Jersey income tax returns under varying statutes of limitations. The 2010 through 2013 tax years generally remain subject to examination by federal and New Jersey tax authorities.

6.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2013.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and concluded that it was not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2013, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission due to the lack of resources and segregation of duties.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2013.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE

(a) Identity of Officers and Directors

Set forth below are the names of the directors and officers of Baynon, all positions and offices with Baynon held, the period during which he has served as such, and his business experience during at least the last five (5) years:

Name	Age	Position and Offices Held	Director Since
Pasquale Catizone	73	President, Director	May 1988

Daniel Generelli	51	Secretary, Treasurer, Director	October 1, 2001

Pasquale Catizone.  Mr. Catizone has been president and a director of Baynon since May 1998.  Mr. Catizone has been self-employed as a financial consultant for more than nine (9) years.

Daniel Generelli.  Mr. Generelli has been Baynon's secretary, treasurer, chief financial officer, and a director since October 1, 2001.  Since February 1, 2002, Mr. Generelli has been employed as a data base analyst in the Totowa, New Jersey office of IMS Health Inc., a New York Stock Exchange listed firm engaged in data management and processing. Simultaneously therewith and since 1995, Mr. Generelli has been the Secretary, Treasurer, and a director of Creative Beauty Supply, Inc., a retail and wholesale beauty supply distributor in Totowa, New Jersey. Prior thereto from December 1989 to July 1996, Mr. Generelli was Secretary, Treasurer, and a director of J & E Beauty Supply, Inc., a retail and wholesale beauty supply distributor. Prior thereto since 1984, Mr. Generelli was employed as a distribution supervisor by Tags Beauty Supply, a retail and wholesale beauty supply distributor in Fairfield, New Jersey. Mr. Generelli received a Bachelor of Science degree in Business Administration from Ramapo College of New Jersey in June 1984.

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

Current Blank Check Companies

Daniel Generelli, an officer and director of Baynon  is an officer and director of Creative Beauty Supply of New Jersey, a blank check company.  Other than disclosed above, no directors or officers of Baynon are presently officers, directors or shareholders in any blank check companies except for Baynon.  However, one or both of the officers/directors may, in the future, become involved with additional blank check companies.

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

ITEM 11.  EXECUTIVE COMPENSATION

To date, Baynon has not entered into employment agreements nor are any contemplated.

	Annual Compensation				Awards		Payouts
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIF Payouts ($)	All Other Compensation ($)
Pasquale Catizone	2013	-	-	-	-	-	-	-
President	2012	-	-	-	-	-	-	-

Daniel Generelli	2013	-	-	-	-	-	-	-
Secretary	2012	-	-	-	-	-	-	-
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2014, certain information regarding the ownership of the common stock by (i) each person known by Baynon to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of Baynon's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of Baynon's Executive Officers and Directors as a group.  Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided.  In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.  This table has been prepared based on 38,772,192 common shares outstanding as of March 31, 2014.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percentage of Class
Pasquale Catizone (1)(3)	19,867,315	51.24%
266 Cedar Street
Cedar Grove, NJ 07009

Daniel Generelli	50,000	0.13%
c/o Baynon International Corp.
266 Cedar Street
Cedar Grove, NJ 07009

All Executive Officers and
Directors as a Group	19,917,315	51.37%
(consisting of two persons)

Other 5% shareholders
Carmine Catizone (2)(3)	Direct: 11,070,000	28.55%
10 1.2 Walker Avenue	Option(6): 4,414,904	(7)
Morristown, NJ 07960

Robert L. Miller (4)	750,000	1.93%
94 Anderson Avenue
Demarest, NJ 07627

Shawshank Holdings, Limited (5)	1,500,000	3.87%
94 Anderson Avenue
Demarest, NJ 07627

Robyn Conforth (1)	1,850,000	4.77%
266 Cedar Street
Cedar Grove, NJ 07009

DM Special Opportunity Fund	1,500,000	3.87%
499 Park Ave Suite 2000
New York, NY 10022

(1) Does not include an aggregate of 1,850,000 shares held of record by Robyn Conforth, Mr. Catizone's adult step daughter. Mr. Catizone disclaims beneficial ownership of the shares of Baynon owned by his adult step daughter.

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

(6) 4,414,904 shares which may be issued as satisfaction of a note payable plus accrued interest upon request of the stockholder any time before April 10, 2014.

(7) Should Carmine Catizone exercise his option, he would own 35.86% of the resulting 43,187,096 outstanding shares.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2013 and 2012 for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. (RMSB&G) for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2013 and 2012, were $13,400 and $14,400 respectively.

Audit related fees

We did not incur any aggregate audit related fees from RMSB&G for the 2013 and 2012 fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

Tax Fees

We did not incur any aggregate tax fees and expenses from RMSB&G for the 2013 and 2012 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from RMSB&G for the 2013 and 2012 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2013 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using RMSB&G solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2013 and 2012

Statements of Operations for the years ended December 31, 2013 and 2012

Statement of Changes in Stockholders’ Deficiency for the years ended December 31, 2013 and 2012

Statements of Cash Flows for the years ended December 31, 2013 and 2012

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

    Dated: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ PASQUALE CATIZONE

    Pasquale Catizone,

    President

    (Principal Executive Officer)

    Dated: March 31, 2014

By: /s/ DANIEL GENERELLI

    Daniel Generelli

    Secretary, Treasurer

    (Principal Financial Officer, Principal Accounting Officer)

    Dated: March 31, 2014