Form 10-Q
period 2014-06-30
BAYNON INTERNATIONAL CORP
filed 2014-08-14
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2014

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

The number of outstanding shares of the registrant's common stock, August 14, 2014:  Common Stock – 38,772,192.

BAYNON INTERNATIONAL CORP.

FORM 10-Q

INDEX

Page

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Mine Safety Disclosures	13
Item 5. Other Information	13
Item 6. Exhibits	13

SIGNATURES	14

BAYNON INTERNATIONAL CORP.

BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 16,060	$ 19,982
TOTAL CURRENT ASSETS	16,060	19,982

TOTAL ASSETS	$ 16,060	$ 19,982

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 18,450	$ 12,788
Convertible notes payable – stockholder	50,000	50,000
Accrued interest – stockholder	6,674	5,186
TOTAL CURRENT LIABILITIES	75,124	67,974

TOTAL LIABILITIES	75,124	67,974
STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001,
Authorized 50,000,000 shares, issued
and outstanding 38,772,192 shares	38,772	38,772
Additional paid-in capital	255,936	255,936
Accumulated deficit	(353,772)	(342,700)
TOTAL STOCKHOLDERS’ DEFICIENCY	(59,064)	(47,992)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 16,060	$ 19,982

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$ -	$ -	$ -	$ -
Cost of revenue	-	-	-	-

Gross Profit	-	-	-	-

Other Costs:
General and administrative expenses	4,319	4,280	9,594	10,788

Total Other Costs	4,319	4,280	9,594	10,788

Operating loss	(4,319)	(4,280)	(9,594)	(10,788)

Other Income (Expense):
Interest income	4	1	9	5
Interest expense – stockholder	____(747)	(747)	(1,487)	(1,487)

Total Other Income (Expense)	(743)	(746)	(1,478)	(1,482)

Net Loss	$ (5,062)	$ (5,026)	$ (11,072)	$ (12,270)

Loss per share:
Basic and diluted loss per common share	$ -	$ -	$ -	$ -

Basic and diluted common shares outstanding	38,772,192	30,772,192	38,772,192	30,772,192

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	2014	2013

Cash flows from Operating Activities:
Net loss	$ (11,072)	$ (12,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	5,662	(7,357)
Increase in accrued interest – stockholder	1,488	1,488

Net cash used in operating activities	(3,922)	(18,139)

Decrease in Cash and Cash Equivalents	(3,922)	(18,139)

Cash and Cash Equivalents, beginning of period	19,982	22,219

Cash and Cash Equivalents, end of period	$ 16,060	$ 4,080

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

The December 31, 2013 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2014, its results of operations for the three and six months ended June 30, 2014 and 2013 and its cash flows for the six months ended June 30, 2014 and 2013.

The statements of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2013.

Loss Per  Share

The Company computes loss per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings Per Share”.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of loss per share for the six months ended June 30, 2014 and 2013 as their effect would be anti-dilutive:

Convertible note payable and accrued                                                       2014                       2013

    Interest – stockholder

     (weighted average)

           4,533,918

4,293,918

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has negative working capital of $59,064 and an accumulated deficit of $353,772 at June 30, 2014.  The Company has no revenue generating operations and has limited cash resources.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through June 30, 2015 by obtaining additional financing from key officers, directors and certain investors.  However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On April 10, 2013 and April 10, 2014, the note was extended for an additional twelve months. The note bears interest at 6% per annum and matures on April 10, 2015. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $.0125 per share.

At June 30, 2014 and December 31, 2013, accrued interest on the notes was $6,674 and $5,186, respectively.  Interest expense amounted to $1,487 for both the six months ended June 30, 2014 and 2013.  Interest expense amounted to $747 for both the three months ended June 30, 2014 and 2013.

4.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date this filing.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no material changes to our critical accounting policies as of and for the six months ended June 30, 2014.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Baynon’s financial statements.

Liquidity and Capital Resources

At June 30, 2014, Baynon had a cash balance of $16,060, which represents a $3,922 decrease from the $19,982 balance at December 31, 2013.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Baynon’s working capital deficit at June 30, 2014 was $59,064 as compared to a December 31, 2013 deficit of $47,992.

During the six months ended June 30, 2014 and 2013, there were no investing activities.

The focus of Baynon’s efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate Baynon.  Baynon has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced.  Baynon does not contemplate limiting the scope of its search to any particular industry.  Management has considered the risk of possible opportunities, as well as their potential rewards.  Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. Baynon presently owns no real property and at this time has no intention of acquiring any such property. Baynon’s sole expected expenses are comprised of professional fees primarily incident to its reporting requirements.

The accompanying financial statement has been prepared assuming Baynon will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $11,072 and $12,270 for the six months ended June 30, 2014 and 2013, respectively, and has a working capital deficiency and an accumulated deficit as of June 30, 2014 which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Six Months Ended June 30, 2014, compared to the Six Months ended June 30, 2013.

Baynon incurred a net loss of $11,072 in the current period versus a net loss of $12,270 in the prior period.  General and administrative expenses were $9,594 compared to $10,788 in the prior period, a decrease of $1,194.  General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior period, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon’s ability to merge with an operating company, which might permit Baynon to avail itself of those advantages.

Results of Operations for the Three Months Ended June 30, 2014, compared to the Three months ended June 30, 2013.

Baynon incurred a net loss of $5,062 in the current period versus a net loss of $5,026 in the prior period.  General and administrative expenses were $4,319 compared to $4,280 in the prior period, an increase of $39.  General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2014.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of June 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the

Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Remediation Plan

At such time that it is economically feasible, we will aggressively recruit experienced professionals to ensure that we include all necessary disclosures in our filings with the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained, we cannot assure you these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

We are unable to remedy our controls related to the inadequate segregation of duties until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2014

BAYNON INTERNATIONAL CORP.

By:     /s/Pasquale Catizone

Pasquale Catizone,

Principal Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Principal Financial Officer