Form 10-Q
period 2014-09-30
BAYNON INTERNATIONAL CORP
filed 2014-11-14
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2014

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

The number of outstanding shares of the registrant's common stock, November 14, 2014:  Common Stock – 38,772,192.

BAYNON INTERNATIONAL CORP.

FORM 10-Q

INDEX

Page

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Mine Safety Disclosures	13
Item 5. Other Information	13
Item 6. Exhibits	13

SIGNATURES	14

BAYNON INTERNATIONAL CORP.

BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 15,564	$ 19,982
TOTAL CURRENT ASSETS	15,564	19,982

TOTAL ASSETS	$ 15,564	$ 19,982

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 22,072	$ 12,788
Convertible notes payable – stockholders	50,000	50,000
Accrued interest – stockholder	7,430	5,186
TOTAL CURRENT LIABILITIES	79,502	67,974

TOTAL LIABILITIES	79,502	67,974

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001,
Authorized 50,000,000 shares, issued
and outstanding 38,772,192 shares	38,772	38,772
Additional paid-in capital	255,936	255,936
Accumulated deficit	(358,646)	(342,700)
TOTAL STOCKHOLDERS’ DEFICIENCY	(63,938)	(47,992)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 15,564	$ 19,982

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$ -	$ -	$ -	$ -
Cost of revenue	-	-	-	-

Gross Profit	-	-	-	-

Other Costs:
General and administrative expenses	4,121	3,836	13,715	14,624

Total Other Costs	4,121	3,836	13,715	14,624

Operating loss	(4,121)	(3,836)	(13,715)	(14,624)

Other Income (Expense):
Interest income	4	7	13	12
Interest expense – stockholders	(757)	(756)	(2,244)	(2,243)

Total Other Income (Expense)	(753)	(749)	(2,231)	(2,231)

Net Loss	$ (4,874)	$ (4,585)	$ (15,946)	$ (16,855)

Loss per share:
Basic and diluted loss per common share	$ -	$ -	$ -	$ -

Basic and diluted common shares outstanding	38,772,192	31,728,714	38,772,192	31,094,536

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	2014	2013

Cash flows from Operating Activities:
Net loss	$ (15,946)	$ (16,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (Decrease) in accounts payable and accrued expenses	9,284	(8,270)
Increase in accrued interest – stockholders	2,244	2,244

Net cash used in operating activities	(4,418)	(22,881)

Cash flows from Financing Activities:
Proceeds from issuance of common stock	-	40,000
Net cash provided by financing activities	-	40,000
(Decrease) Increase in Cash and Cash Equivalents	(4,418)	17,119

Cash and Cash Equivalents, beginning of period	19,982	22,219

Cash and Cash Equivalents, end of period	$ 15,564	$ 39,338

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

The December 31, 2013 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2014, its results of operations for the three and nine months ended September 30, 2014 and 2013 and its cash flows for the nine months ended September 30, 2014 and 2013.

The statements of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2013.

Loss Per Share

The Company computes loss per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings Per Share”.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of loss per share for the nine months ended September 30, 2014 and 2013 as their effect would be anti-dilutive:

Convertible note payable and accrued                                                       2014                       2013

    Interest – stockholder

     (weighted average)

           4,594,411

4,354,411

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $358,646 at September 30, 2014.  The Company has no revenue generating operations and has limited cash resources.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through September 30, 2015 by obtaining additional financing from key officers, directors and certain investors.  However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

At September 30, 2014 and December 31, 2013, accrued interest on the notes was $7,430 and $5,186, respectively.  Interest expense amounted to $2,244 and $2,243 for the nine months ended September 30, 2014 and 2013, respectively.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no material changes to our critical accounting policies as of and for the nine months ended September 30, 2014.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Baynon’s financial statements.

Liquidity and Capital Resources

At September 30, 2014, Baynon had a cash balance of $15,564, which represents a $4,418 decrease from the $19,982 balance at December 31, 2013.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Baynon’s working capital deficit at September 30, 2014 was $63,938 as compared to a December 31, 2013 deficit of $47,992.

During the nine months ended September 30, 2014 and 2013, there were no investing activities.

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

The accompanying financial statement has been prepared assuming Baynon will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $15,946 and $16,855 for the nine months ended September 30, 2014 and 2013, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Nine Months Ended September 30, 2014, compared to the Nine Months ended September 30, 2013.

Baynon incurred a net loss of $15,946 in the current period versus a net loss of $16,855 in the prior period.  General and administrative expenses were $13,715 compared to $14,624 in the prior period, a decrease of $909.  General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior period, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon’s ability to merge with an operating company, which might permit Baynon to avail itself of those advantages.

Results of Operations for the Three Months Ended September 30, 2014, compared to the Three months ended September 30, 2013.

Baynon incurred a net loss of $4,874 in the current period versus a net loss of $4,585 in the prior period.  General and administrative expenses were $4,121 compared to $3,836 in the prior period, an increase of $285.  General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014.  Based on the existence of the material weakness in internal control over financial reporting discussed in our Form 10-K for the year ended December 31, 2013,- our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2014 to provide such reasonable assurances.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud.  Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs.  Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any.  The design of disclosure controls and procedures is also based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation Plan for Material Weaknesses

At such time that it is economically feasible, we will aggressively recruit experienced professionals to ensure that we maintain adequate segregation of duties and have controls in place to ensure proper disclosures are in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained, we cannot assure you these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2014

BAYNON INTERNATIONAL CORP.

By:     /s/Pasquale Catizone

Pasquale Catizone,

Principal Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Principal Financial Officer