Form 10-K
period 2014-12-31
BAYNON INTERNATIONAL CORP
filed 2015-03-30
CIK 1089598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

 (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [x]    No  [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $85,024.39

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 30, 2015 was 38,772,192 shares of its $.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. BUSINESS

Baynon International Corp., formerly known as Technology Associates Corporation, was originally incorporated on February 29, 1968, under the laws of the Commonwealth of Massachusetts.  On December 28, 1989, Baynon reincorporated under the laws of the State of Nevada.  Baynon was formerly engaged in the technology marketing business. Baynon has not engaged in any business operations for at least the last eleven years.

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

Baynon has not engaged in any business operations for at least the last eleven years.  The current and proposed business activities described herein classify Baynon as a blank check company.  The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Management does not intend to undertake any efforts to cause a market to develop in Baynon's securities until such time as Baynon has successfully implemented its business plan described herein.

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

    Holders.  There were approximately 533 record holders of Baynon's common stock as of March 30, 2015.  The issued and outstanding shares of Baynon's common stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

Liquidity and Capital Resources

At December 31, 2014, Baynon had a cash balance of $8,021, which represents an $11,961 decrease from the $19,982 balance at December 31, 2013.  This decrease was primarily the result of Baynon not conducting any financing activities during the year ended December 31, 2014 and satisfying the requirements of a reporting company.  Baynon’s working capital deficit at December 31, 2014 was $77,584 as compared to a December 31, 2013 deficit of $47,992.

During the year ended December 31, 2014, we had a net loss of $29,592.  We had an increase of $3,000 in accrued interest due to stockholder and an increase of $14,631 in accounts payable and accrued expenses.  As a result, we had net cash used in operating activities of $11,961 for the year ended December 31, 2014.

For the year ended December 31, 2013, we had a net loss of $30,718.  We had an increase of $3,000 in accrued interest due to stockholder and a decrease of $14,519 in accounts payable and accrued expenses.  As a result, we had net cash used in operating activities of $42,237 for the year ended December 31, 2013.

We did not pursue any financing activities for the year ended December 31, 2014.

For the year ended December 31, 2013, we received $40,000 from the issuance of common stock, resulting in net cash provided by financing activities of $40,000 for the year ended December 31, 2013.

Despite no active operations at this time, management has no intention to liquidate Baynon.  Baynon has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced.  Baynon does not contemplate limiting the scope of its search to any particular industry.  Management has considered the risk of possible opportunities as well as their potential rewards.  Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. Baynon presently owns no real property and at this time has no intention of acquiring any such property. Baynon’s sole expected expenses are comprised of professional fees primarily incident to its reporting requirements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $29,592 and $30,718 for the years ended December 31, 2014 and 2013, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Our auditors have included a “going concern” qualification in their auditors’ report dated March 13, 2015.  Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Baynon’s operating results.

Results of Operations for the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013.

Baynon incurred a net loss of $29,592 in 2014 versus a net loss of $30,718 in 2013. General and administrative expenses were $26,608 in 2014 compared to $27,744 in 2013, a decrease of $1,136.

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

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements

None.

Disclosure of Contractual Obligations

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Baynon International Corp.

Index to

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Baynon International Corporation

We have audited the accompanying balance sheets of Baynon International Corporation (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended.  The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

March 30, 2015

BAYNON INTERNATIONAL CORP.

BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	2014	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 8,021	$ 19,982
TOTAL CURRENT ASSETS	8,021	19,982

TOTAL ASSETS	$ 8,021	$ 19,982

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 27,419	$ 12,788
Convertible notes payable – stockholder	50,000	50,000
Accrued interest – stockholder	8,186	5,186
TOTAL CURRENT LIABILITIES	85,605	67,974

TOTAL LIABILITIES	85,605	67,974

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001,
authorized 50,000,000 shares, issued
and outstanding 38,772,192 shares	38,772	38,772
Additional paid-in capital	255,936	255,936
Accumulated deficit	(372,292)	(342,700)
TOTAL STOCKHOLDERS’ DEFICIENCY	(77,584)	(47,992)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 8,021	$ 19,982

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Revenues	$ -	$ -
Cost of revenue	-	-

Gross Profit	-	-

Other Costs:
General and administrative expenses	26,608	27,744

Total Other Costs	26,608	27,744

Operating loss	(26,608)	(27,744)

Other Income (Expense):
Interest income	16	26
Interest expense – stockholder	(3,000)	(3,000)

Total Other Income (Expense)	(2,984)	(2,974)

Net Loss	$ (29,592)	$ (30,718)

Loss per share:
Basic and diluted earnings (loss) per common share	$ -	$ -

Basic and diluted common shares outstanding	38,772,192	33,029,726

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock
	$ .001 Par Value		Common	Additional
	Number		Stock	Paid In	Accumulated
	of Shares	Amount	To be Issued	Capital	Deficit	Total
Balance, December 31, 2012	29,772,192	$29,772	$1,000	$223,936	$(311,982)	$(57,274)

Issuance of common stock for cash	8,000,000	8,000	-	32,000	-	40,000
Issuance of common stock for cash received previously	1,000,000	1,000	(1,000)	-	-	-
Net loss for the year	-	-		-	(30,718)	(30,718)
Balance, December 31, 2013	38,772,192	38,772	$-	255,936	(342,700)	(47,992)
Net loss for the year	-	-		-	(29,592)	(29,592)

Balance, December 31, 2014	38,772,192	$38,772	$-	$255,936	$(372,292)	$(77,584)

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Cash flows from Operating Activities:
Net loss	$ (29,592)	$ (30,718)
Adjustments to reconcile net loss to net cash used in operating activities: Increase in accrued interest to stockholder Increase (Decrease) in accounts payable and accrued expenses	3,000 14,631	3,000 (14,519)

Net cash used in operating activities	(11,961)	(42,237)

Cash flows from Financing Activities:
Issuance of common stock	-	40,000

Net cash provided by financing activities	-	40,000

Decrease in Cash and Cash Equivalents	(11,961)	(2,237)

Cash and Cash Equivalents, beginning of year	19,982	22,219

Cash and Cash Equivalents, end of year	$ 8,021	$ 19,982

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

1.

THE COMPANY

Baynon International Corp. formerly known as Technology Associates Corporation (the “Company”), was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking.  On December 28, 1989, the Company reincorporated under the laws of the State of Nevada.  The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board.  The Company has not engaged in any business operations for at least the last eleven years.

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

Income Taxes

The Company utilizes the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC 740”), Income Tax. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacting tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Loss Per Share

The Company computes earnings or loss per share in accordance with the FASB ASC 260, “Earnings Per Share”. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of net income per share, as their effect would be anti-dilutive:

	2014	2013
Convertible note payable and accrued interest - stockholder (weighted average)	4,654,904	4,414,904

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses, convertible notes payable - stockholder and accrued interest - stockholder approximate fair value based on the short-term maturity of these instruments.

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

On April 10, 2013 and April 10, 2014, the unsecured note payable was extended to the stockholder for $50,000 for an additional twelve months. The note bears interest at 6% per annum and matures on April 10, 2015. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $.0125 per share.

At both December 31, 2014 and 2013, convertible note payable – stockholder was $50,000. At December 31, 2014 and 2013, accrued interest on the notes was $8,186 and $5,186, respectively.  Interest expense amounted to $3,000 for each of  the years ended December 31, 2014 and 2013.

4.   COMMON STOCK

On September 19, 2013, the Company’s board of directors approved the issuance of 4,000,000 shares of common stock for $20,000 ($0.005 per share) to the Company’s majority stockholder who is the Company’s president and 4,000,000 shares of common stock for $20,000 ($0.005 per share) to another stockholder.

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

5.   INCOME TAXES

The components of deferred tax assets at December 31, 2014 and 2013 are as follows:

	2014	2013
Net operating loss carry forwards	$ 130,200	$120,400
Accrued interest	2,700	1,800
Less: - Valuation allowance	(132,900)	(122,200)
Total	$ -	$ -

A 100% valuation allowance was provided at December 31, 2014 and 2013 as it is uncertain if the deferred tax assets would be utilized. The increase in the valuation allowance was a result from the increase in the Company’s net operating loss carry forward and accrued interest.

At December 31, 2014, the Company has unused federal net operating loss carry forwards of approximately $356,000 expiring between 2018 and 2034 and unused New Jersey net operating loss carry forwards of approximately $167,000 expiring between 2015 and 2021.

The Company files its federal and New Jersey income tax returns under varying statutes of limitations. The 2011 through 2014 tax years generally remain subject to examination by the federal and New Jersey tax authorities.

The Company incurred the minimum income tax to New Jersey of $500 in 2014 and 2013 which is included in general and administrative expense in the statement of operations.

6.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2014.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 and concluded that it was not effective because of the material weakness described below:

Due to resource constraints, material weaknesses continue to be evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission due to the lack of resources and segregation of duties.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2014.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE

(a) Identity of Officers and Directors

Set forth below are the names of the directors and officers of Baynon, all positions and offices with Baynon held, the period during which he has served as such, and his business experience during at least the last five (5) years:

Name	Age	Position and Offices Held	Director Since
Pasquale Catizone	74	President, Director	May 1988

Daniel Generelli	52	Secretary, Treasurer, Director	October 1, 2001

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

At this time, Baynon does not have an audit committee because Baynon has not engaged in any business operations for at least the last eleven years.  Baynon's board of directors acts as its audit committee. Similarly, Baynon's board of directors has determined that it does not have an audit committee financial expert as defined under Securities and Exchange Commission rules.

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

ITEM 11.  EXECUTIVE COMPENSATION

To date, Baynon has not entered into employment agreements nor are any contemplated.

	Annual Compensation				Awards		Payouts
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIF Payouts ($)	All Other Compensation ($)
Pasquale Catizone	2014	-	-	-	-	-	-	-
President	2013	-	-	-	-	-	-	-

Daniel Generelli	2014	-	-	-	-	-	-	-
Secretary	2013	-	-	-	-	-	-	-
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 30, 2015, certain information regarding the ownership of the common stock by (i) each person known by Baynon to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of Baynon's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of Baynon's Executive Officers and Directors as a group.  Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided.  In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.  This table has been prepared based on 38,772,192 common shares outstanding as of March 30, 2015.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percentage of Class
Pasquale Catizone (1)(3)	19,867,315	51.24%
266 Cedar Street
Cedar Grove, NJ 07009

Daniel Generelli	50,000	0.13%
c/o Baynon International Corp.
266 Gedar Street
Cedar Grove, NJ 07009

All Executive Officers and
Directors as a Group	19,917,315	51.37%
(consisting of two persons)

Other 5% shareholders
Carmine Catizone (2)(3)	Direct: 11,070,000	28.55%
10 1.2 Walker Avenue	Option(6): 4,654,904	(7)
Morristown, NJ 07960

Robert L. Miller (4)	750,000	1.93%
94 Anderson Avenue
Demarest, NJ 07627

Shawshank Holdings, Limited (5)	1,500,000	3.87%
94 Anderson Avenue
Demarest, NJ 07627

Robyn Conforth	1,850,000	4.77%
266 Cedar Street
Cedar Grove, NJ 07009

DM Special Opportunity Fund	1,500,000	3.87%
499 Park Ave Suite 2000
New York, NY 10022

(1) Includes an aggregate of 1,850,000 shares (3.87% of the class) held of record by Robyn Conforth, Mr. Catizone's adult step daughter. Mr. Catizone disclaims beneficial ownership of the shares of Baynon owned by his adult daughter.

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

(6) 4,654,904 shares which may be issued as satisfaction of a note payable plus accrued interest upon request of the stockholder any time before April 10, 2015.

(7) Should Carmine Catizone exercise his option, he would own 36.21% of the resulting 43,427,096 outstanding shares.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2014 and 2013 for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. (RMSB&G) for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 and 2013, were $13,400 and $13,400 respectively.

Audit related fees

We did not incur any aggregate audit related fees from RMSB&G for the 2014 and 2013 fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

Tax Fees

We did not incur any aggregate tax fees and expenses from RMSB&G for the 2014 and 2013 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from RMSB&G for the 2014 and 2013 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2014 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using RMSB&G solely for audit and audit-related services and, as needed, for due diligence in acquisitions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheet at December 31, 2014 and 2013

Statements of Operations for the years ended December 31, 2014 and 2013

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013

Statements of Cash Flows for the years ended December 31, 2014 and 2013

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

    Dated: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ PASQUALE CATIZONE

    Pasquale Catizone,

    President

    (Principal Executive Officer)

    Dated: March 30, 2015

By: /s/ DANIEL GENERELLI

    Daniel Generelli

    Secretary, Treasurer

    (Principal Financial Officer, Principal Accounting Officer)

    Dated: March 30, 2015