Form 10-Q
period 2015-03-31
BAYNON INTERNATIONAL CORP
filed 2015-05-15
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2015

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

The number of outstanding shares of the registrant's common stock, May 15, 2015:  Common Stock – 43,465,233.

BAYNON INTERNATIONAL CORP.

FORM 10-Q

INDEX

Page

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

BAYNON INTERNATIONAL CORP.

BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 6,123	$ 8,021
TOTAL CURRENT ASSETS	6,123	8,021

TOTAL ASSETS	$ 6,123	$ 8,021

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 30,641	$ 27,419
Convertible note payable – stockholder	-	50,000
Accrued interest – stockholder	-	8,186
TOTAL CURRENT LIABILITIES	30,641	85,605

TOTAL LIABILITIES	30,641	85,605

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001,
Authorized 50,000,000 shares, issued
and outstanding 43,465,233 at March 31, 2015 and 38,772,192 shares at December 31, 2014	43,465	38,772
Additional paid-in capital	309,905	255,936
Accumulated deficit	(377,888)	(372,292)
TOTAL STOCKHOLDERS’ DEFICIENCY	(24,518)	(77,584)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 6,123	$ 8,021

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014

Revenues	$ -	$ -
Cost of revenue	-	-

Gross Profit	-	-

Other Costs:
General and administrative expenses	5,122	5,275

Total Other Costs	5,122	5,275

Operating loss	(5,122)	(5,275)

Other Income (Expense):
Interest income	2	5
Interest expense – stockholder	(476)	(740)

Total Other Income (Expense)	(474)	(735)

Net Loss	$ (5,596)	$ (6,010)

Loss per share:
Basic and diluted loss per common share	$ -	$ -

Basic and diluted common shares outstanding	40,440,829	38,772,192

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	2015	2014

Cash flows from Operating Activities:

Net loss	$ (5,596)	$ (6,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest for common stock	476	-
Increase in accounts payable and accrued expenses	3,222	3,325
Increase in accrued interest – stockholder	-	740

Net cash used in operating activities	(1,898)	(1,945)

Decrease in Cash and Cash Equivalents	(1,898)	(1,945)

Cash and Cash Equivalents, beginning of period	8,021	19,982

Cash and Cash Equivalents, end of period	$ 6,123	$ 18,037

Schedule of Non-cash Activities:
Common stock issued for note payable	$ 50,000	$ -

Common stock issued for accrued interest	$ 8,662	$ -

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(UNAUDITED)

1.

THE COMPANY

Baynon International Corp. formerly known as Technology Associates Corporation (the “Company”), was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking.  On December 28, 1989, the Company reincorporated under the laws of the State of Nevada.  The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board.  The Company has not engaged in any business operations for at least the last eleven fiscal years and has no operations to date.

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

The December 31, 2014 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2015, its results of operations for the three months ended March 31, 2015 and 2014 and its cash flows for the three months ended March 31, 2015 and 2014.

The statements of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2014.

Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260, “Earnings Per Share”.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of loss per share for the three months ended March 31, 2015 and 2014 as their effect would be anti-dilutive:

Convertible note payable and accrued                                                       2015                       2014

    Interest – stockholder

     (weighted average)

                      _

4,474,082

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $377,888 at March 31, 2015.  The Company has no revenue generating operations and has limited cash resources.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through March 31, 2016 by obtaining additional financing from key officers, directors and certain investors.  However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On April 10, 2013 and April 10, 2014 the note was extended for an additional twelve months. The note bore interest at 6% per annum. The stockholder had the option to convert the note and accrued interest into the Company’s common stock at $.0125 per share. On February 27, 2015 the stockholder exercised his option to convert the note and accrued interest to common stock. The note and accrued interest thereon were converted into 4,693,041 shares of the Company’s common stock.

At March 31, 2015 and December 31, 2014, accrued interest on the notes was $-0- and $8,186, respectively.  Interest expense amounted to $476 and $740 for the three months ended March 31, 2015 and 2014, respectively.

4.

COMMON STOCK

On February 27, 2015, the Company’s board of directors approved the issuance of 4,693,041 shares of common stock upon a stockholder exercising his option to convert a note payable and accrue interest at $.0125 per share.

5.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2015

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Baynon’s financial statements.

Liquidity and Capital Resources

At March 31, 2015, Baynon had a cash balance of $6,123, which represents a $1,898 decrease from the $8,021 balance at December 31, 2014.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Baynon’s working capital deficit at March 31, 2015 was $24,518 as compared to a December 31, 2014 deficit of $77,584.

During the three months ended March 31, 2015 and 2014, there were no investing activities.

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

The accompanying financial statement has been prepared assuming Baynon will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $5,596 and $6,010 for the three months ended March 31, 2015 and 2014, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes Baynon will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever.  Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms. Baynon’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.  Our auditors have included a “going concern” qualification in their auditors’ report dated March 30, 2015. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Baynon’s operating results.

Results of Operations for the Three Months Ended March 31, 2015, compared to the Three months ended March 31, 2014.

Baynon incurred a net loss of $5,596 in the current period versus a net loss of $6,010 in the prior period.  General and administrative expenses were $5,122 compared to $5,275 in the prior period, a decrease of $153.  General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015.  Based on the existence of the material weakness in internal control over financial reporting discussed in our Form 10-K for the year ended December 31, 2014,- our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2015 to provide such reasonable assurances.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 15, 2015

BAYNON INTERNATIONAL CORP.

By:     /s/Pasquale Catizone

Pasquale Catizone,

Principal Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Principal Financial Officer