Form 10-Q
period 2015-09-30
BAYNON INTERNATIONAL CORP
filed 2015-11-12
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2015

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

The number of outstanding shares of the registrant's common stock, November 12, 2015:  Common Stock – 43,465,233.

BAYNON INTERNATIONAL CORP.

FORM 10-Q

INDEX

Page

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Mine Safety Disclosures	15
Item 5. Other Information	15
Item 6. Exhibits	15

SIGNATURES	16

BAYNON INTERNATIONAL CORP.

BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 7,129	$ 8,021
TOTAL CURRENT ASSETS	7,129	8,021

TOTAL ASSETS	$ 7,129	$ 8,021

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 14,686	$ 27,419
Convertible note payable – stockholder	25,000	50,000
Accrued interest – stockholder	559	8,186
TOTAL CURRENT LIABILITIES	40,245	85,605

TOTAL LIABILITIES	40,245	85,605

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001,
Authorized 50,000,000 shares, issued
and outstanding 43,465,233 shares at September 30, 2015
and 38,772,192 shares at December 31, 2014	43,465	38,772
Additional paid-in capital	309,905	255,936
Accumulated deficit	(386,486)	(372,292)
TOTAL STOCKHOLDERS’ DEFICIENCY	(33,116)	(77,584)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 7,129	$ 8,021

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$ -	$ -	$ -	$ -
Cost of revenue	-	-	-	-

Gross Profit	-	-	-	-

Other Costs:
General and administrative expenses	4,122	4,121	13,166	13,715

Total Other Costs	4,122	4,121	13,166	13,715

Operating loss	(4,122)	(4,121)	(13,166)	(13,715)

Other Income (Expense):
Interest income	2	4	8	13
Interest expense – stockholder	(379)	(757)	(1,036)	(2,244)

Total Other Income (Expense)	(377)	(753)	(1,028)	(2,231)

Net Loss	$ (4,499)	$ (4,874)	$ (14,194)	$ (15,946)

Loss per share:
Basic and diluted loss per common share	$ -	$ -	$ -	$ -

Basic and diluted common shares outstanding	43,465,233	38,772,192	42,468,177	38,772,192

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	2015	2014
Cash flows from Operating Activities:
Net loss	$ (14,194)	$ (15,946)
Adjustments to reconcile net loss to net cash used in operating activities:
(Decrease) Increase in accounts payable and accrued expenses	(12,733)	9,284
Increase in accrued interest - stockholder	1,035	2,244

Net cash used in operating activities	(25,892)	(4,418)

Cash flows from Financing Activities:
Proceeds from related party note payable	25,000	-

Net cash provided by financing activities	25,000	-

Decrease in Cash and Cash Equivalents	(892)	(4,418)

Cash and Cash Equivalents, beginning of period	8,021	19,982

Cash and Cash Equivalents, end of period	$ 7,129	$ 15,564

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -

Schedule of Non-cash Activities:

Common stock issued for note payable - stockholder	$ 50,000	$ -

Common stock issued for accrued interest - stockholder	$ 8,662	$ -

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

The December 31, 2014 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2015, its results of operations for the three and nine months ended September 30, 2015 and 2014 and its cash flows for the nine months ended September 30, 2015 and 2014.

The statements of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2014.

Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260, “Earnings Per Share”.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of loss per share for the nine months ended September 30, 2015 and 2014 as their effect would be anti-dilutive:

Convertible note payable and accrued                      2015                       2014

    Interest – stockholder

     (Weighted average)

           2,044,712             4,594,411

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $386,486 at September 30, 2015.  The Company has no revenue generating operations and has limited cash resources.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through October 1, 2016 by obtaining additional financing from key officers, directors and certain investors.  However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On April 10, 2013 and April 10, 2014 the note was extended for an additional twelve months. The note bore interest at 6% per annum and matured on April 10, 2015. The stockholder had the option to convert the note and accrued interest into the Company’s common stock at $.0125 per share. On February 27, 2015 the stockholder exercised his option to convert the note and accrued interest to common stock. The note and accrued interest thereon were converted into 4,693,041 shares of the Company’s common stock.

On May 18, 2015, the Company issued an unsecured convertible note payable to a stockholder in exchange for $25,000 in cash for the Company’s working capital needs. The note bears interest at 6% per annum and matures on May 18, 2016. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $.0125 per share.

At September 30, 2015 and December 31, 2014, accrued interest on the notes were $559 and $8,186, respectively.  Interest expense amounted to $1,036 and $2,244 for the nine months ended September 30, 2015 and 2014, respectively. Interest expense amounted to $379 and $757 for the three months ended September 30, 2015 and 2014, respectively.

4.

COMMON STOCK

 On February 27, 2015, the Company’s board of directors approved the issuance of 4,693,041 shares of common stock upon a stockholder exercising his option to convert a note payable and accrued interest at $.0125 per share.

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

Critical Accounting Policies

The financial statements and accompanying footnotes included in this report has been prepared in accordance with accounting principles generally accepted in the United States with certain amount based on management’s best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that we believe are reasonable.  Actual results could differ from those estimates.

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no material changes to our critical accounting policies as of and for the nine months ended September 30, 2015.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Baynon’s financial statements.

Liquidity and Capital Resources

At September 30, 2015, Baynon had a cash balance of $7,129, which represents an $892 decrease from the $8,021 balance at December 31, 2014.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Baynon’s working capital deficit at September 30, 2015 was $33,116 as compared to a December 31, 2014 deficit of $77,584.

For the nine months ended September 30, 2015, we incurred a net loss of $14,194. We had the following adjustments to reconcile net loss to net cash used in operating activities: we had a decrease of $12,733 due to accounts payable and accrued expenses and had an increase of $1,035 due to accrued interest due from stockholder. As a result, we had net cash used in operating activities of $25,892 for the nine months ended September 30, 2015.

For the nine months ended September 30, 2014, we incurred a net loss of $15,946. We had the following adjustments to reconcile net loss to net cash used in operating activities: we had an increase of $9,284 due to accounts payable and accrued expenses and had an increase of $2,244 due to accrued interest due from stockholder. As a result, we had net cash used in operating activities of $4,418 for the nine months ended September 30, 2014.

During the nine months ended September 30, 2015 and 2014, we did not pursue any investing activities.

For the nine months ended September 30, 2015, we received proceeds from related party note payable of $25,000, resulting in net cash provided by financing activities of $25,000 for the period.

For the nine months ended September 30, 2014, we did not pursue any financing activities.

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

The accompanying financial statement has been prepared assuming Baynon will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $14,194 and $15,946 for the nine months ended September 30, 2015 and 2014, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Nine Months Ended September 30, 2015, compared to the Nine Months ended September 30, 2014.

For the nine months ended September 30, 2015, we did not record any revenues. We incurred general and administrative expenses of $13,166. We earned interest income of $8, and incurred $1,036 due to interest expense owed to a stockholder. As a result, we had a net loss of $14,194 for the nine months ended September 30, 2015.

Comparatively, for the nine months ended September 30, 2014, we did not record any revenues. We incurred general and administrative expenses of $13,715. We earned interest income of $13 and incurred $2,244 due to interest expense owed to a stockholder. As a result, we had a net loss of $15,946 for the nine months ended September 30, 2014.

Baynon incurred a net loss of $14,194 in the current period versus a net loss of $15,946 in the prior period, a decrease of $1,752. General and administrative expenses were $13,166 compared to $13,715 in the prior period, a decrease of $549. General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior period, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon’s ability to merge with an operating company, which might permit Baynon to avail itself of those advantages.

Results of Operations for the Three Months Ended September 30, 2015, compared to the Three months ended September 30, 2014.

For the three months ended September 30, 2015, we did not record any revenues. We incurred general and administrative expenses of $4,122. We earned interest income of $2, and incurred $379 due to interest expense owed to a stockholder. As a result, we had a net loss of $4,499 for the three months ended September 30, 2015.

Comparatively, for the three months ended September 30, 2014, we did not record any revenues. We incurred general and administrative expenses of $4,121. We earned interest income of $4 and incurred $757 due to interest expense owed to a stockholder. As a result, we had a net loss of $4,874 for the three months ended September 30, 2014.

Baynon incurred a net loss of $4,499 in the current period versus a net loss of $4,874 in the prior period, a decrease of $375. General and administrative expenses were $4,122 compared to $4,121 in the prior period, an increase of $1. General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior period, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon’s ability to merge with an operating company, which might permit Baynon to avail itself of those advantages

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.  Based on the existence of the material weakness in internal control over financial reporting discussed in our

Form 10-K for the year ended December 31, 2014,- our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2015 to provide such reasonable assurances.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 12, 2015

BAYNON INTERNATIONAL CORP.

By:     /s/Pasquale Catizone

Pasquale Catizone,

Principal Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Principal Financial Officer