Form 10-K
period 2015-12-31
BAYNON INTERNATIONAL CORP
filed 2016-04-01
CIK 1089598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [x]    No  [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $85,024.39

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 1, 2016 was 43,465,233 shares of its $.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. BUSINESS

Baynon International Corp., formerly known as Technology Associates Corporation, was originally incorporated on February 29, 1968, under the laws of the Commonwealth of Massachusetts.  On December 28, 1989, Baynon reincorporated under the laws of the State of Nevada.  Baynon was formerly engaged in the technology marketing business. Baynon has not engaged in any business operations for at least the last twelve years.

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

Baynon has not engaged in any business operations for at least the last twelve years.  The current and proposed business activities described herein classify Baynon as a blank check company.  The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Management does not intend to undertake any efforts to cause a market to develop in Baynon's securities until such time as Baynon has successfully implemented its business plan described herein.

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

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.  There has been no trading market for Baynon's Common Stock for at least the last seven years. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

    Holders.  There were approximately 533 record holders of Baynon's common stock as of April 1, 2016.  The issued and outstanding shares of Baynon's common stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

Liquidity and Capital Resources

At December 31, 2015, Baynon had a cash balance of $3,792, which represents a $4,229 decrease from the $8,021 balance at December 31, 2014.  This decrease was primarily the result of Baynon satisfying the requirements of a reporting company.  Baynon’s working capital deficit at December 31, 2015 was $48,154 as compared to a December 31, 2014 deficit of $77,584.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $29,232 and $29,592 for the years ended December 31, 2015 and 2014, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Our auditors have included a going concern qualification in their auditors’ report dated April 1, 2016. Such a going concern qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Baynon’s operating results.

Results of Operations for the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014.

Baynon incurred a net loss of $29,232 in 2015 versus a net loss of $29,592 in 2014. General and administrative expenses were $27,828 in 2015 compared to $26,608 in 2014, an increase of $1,220.

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

Disclosures of Contractual Obligations

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Baynon International Corp.

Index to

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Baynon International Corporation

We have audited the accompanying balance sheets of Baynon International Corporation (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended.  The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey

April 1, 2016

BAYNON INTERNATIONAL CORP.

BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

	2015	2014

ASSETS

Cash and cash equivalents	$ 3,792	$ 8,021

TOTAL CURRENT ASSETS	3,792	8,021

TOTAL ASSETS	$ 3,792	$ 8,021

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 26,009	$ 27,419
Convertible note payable – stockholder	25,000	50,000
Accrued interest – stockholder	937	8,186
TOTAL CURRENT LIABILITIES	51,946	85,605

TOTAL LIABILITIES	51,946	85,605

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001,
authorized 50,000,000 shares, issued
and outstanding 43,465,233 shares at December 31, 2015 and 38,772,192 shares at December 31, 2014	43,465	38,772
Additional paid-in capital	309,905	255,936
Accumulated deficit	(401,524)	(372,292)
TOTAL STOCKHOLDERS’ DEFICIENCY	(48,154)	(77,584)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 3,792	$ 8,021

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Revenues	$ -	$ -
Cost of revenue	-	-

Gross Profit	-	-

Other Costs:
General and administrative expenses	27,828	26,608

Total Other Costs	27,828	26,608

Operating loss	(27,828)	(26,608)

Other Income (Expense):
Interest income	9	16
Interest expense – stockholder	(1,413)	(3,000)

Total Other Income (Expense)	(1,404)	(2,984)

Net Loss	$ (29,232)	$ (29,592)

Loss per share:
Basic and diluted earnings (loss) per common share	$ -	$ -

Basic and diluted common shares outstanding	42,719,490	38,772,192

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock
	$ .001 Par Value		Additional
	Number		Paid In	Accumulated
	of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013	38,772,192	38,772	255,936	(342,700)	(47,992)
Net loss for the year	-	-	-	(29,592)	(29,592)
Balance, December 31, 2014	38,772,192	38,772	255,936	(372,292)	(77,584)
Issuance of common stock	4,693,041	4,693	53,969		58,662
Net loss for the year	-	-	-	(29,232)	(29,232)

Balance, December 31, 2015	43,465,233	$43,465	$309,905	$(401,524)	$(48,154)

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Cash flows from Operating Activities:
Net loss	$ (29,232)	$ (29,592)
Adjustments to reconcile net loss to net cash used in operating activities: Increase in accrued interest to stockholder (Decrease) increase in accounts payable and accrued expenses	1,413 (1,410)	3,000 14,631

Net cash used in operating activities	(29,229)	(11,961)

Cash flows from Financing Activities:
Proceeds from related party note payable	25,000	-

Net cash provided by financing activities	25,000	-

Decrease in Cash and Cash Equivalents	(4,229)	(11,961)

Cash and Cash Equivalents, beginning of year	8,021	19,982

Cash and Cash Equivalents, end of year	$ 3,792	$ 8,021

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Interest	$ -	$ -
Schedule of Non-cash Activities:

Common stock issued for note payable - stockholder	$ 50,000	$ -
Common stock issued for accrued interest - stockholder	$ 8,662	$ -

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

1.

THE COMPANY

Baynon International Corp. formerly known as Technology Associates Corporation (the “Company”), was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking.  On December 28, 1989, the Company reincorporated under the laws of the State of Nevada.  The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board.  The Company has not engaged in any business operations for at least the last twelve fiscal years.

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

	2015	2014
Convertible note payable and accrued interest - stockholder (weighted average)	2,074,959	4,654,904

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

On May 18, 2015, the Company issued an unsecured convertible note payable to a stockholder in exchange for $25,000 in cash for the Company’s working capital needs. The note bears interest at 6% per annum and matured on May 18, 2016. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $.0125 per share.

At December 31, 2015 and 2014, convertible note payable – stockholder was $25,000 and $50,000, respectively. At December 31, 2015 and 2014, accrued interest on the notes were $937 and $8,186, respectively.  Interest expense amounted to $1,413 and $3,000 for the years ended December 31, 2015 and 2014, respectively.

4.   COMMON STOCK

On September 19, 2013, the Company’s board of directors approved the increase in the number of authorized shares from 50,000,000 to 100,000,000. The increase will enable the Company to raise additional capital in the future. The Company has begun the process necessary to increase the number of authorized shares, but to date, has not yet completed the process.

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

5.   INCOME TAXES

The components of deferred tax assets at December 31, 2015 and 2014 are as follows:

	2015	2014
Net operating loss carry forwards	$ 144,176	$130,200
Accrued interest	324	2,700
	144,500	132,900
Less: - Valuation allowance	(144,500)	(132,900)
Total	$ -	$ -

A 100% valuation allowance was provided at December 31, 2015 and 2014 as it is uncertain if the deferred tax assets would be utilized. The increase in the valuation allowance was a result from the increase in the Company’s net operating loss carry forward and accrued interest.

At December 31, 2015, the Company has unused federal net operating loss carry forwards of approximately $390,000 expiring between 2018 and 2035 and unused New Jersey net operating loss carry forwards of approximately $171,000 expiring between 2029 and 2035.

The Company files its federal and New Jersey income tax returns under varying statutes of limitations. The 2012 through 2015 tax years generally remain subject to examination by the federal and New Jersey tax authorities.

6.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2015.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 and concluded that it was not effective because of the material weakness described below:

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

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE

(a) Identity of Officers and Directors

Set forth below are the names of the directors and officers of Baynon, all positions and offices with Baynon held, the period during which he has served as such, and his business experience during at least the last five (5) years:

Name	Age	Position and Offices Held	Director Since
Pasquale Catizone	75	President, Director	May 1988

Daniel Generelli	53	Secretary, Treasurer, Director	October 1, 2001

Pasquale Catizone.  Mr. Catizone has been president and a director of Baynon since May 1998.  Mr. Catizone has been self-employed as a financial consultant for more than nine (9) years.

Daniel Generelli.  Mr. Generelli has been Baynon's secretary, treasurer, chief financial officer, and a director since October 1, 2001.  Since February 1, 2002, Mr. Generelli has been employed as a data base analyst in the Totowa, New Jersey office of IMS Health Inc., a New York Stock Exchange listed firm engaged in data management and processing. Simultaneously therewith and since 1995, Mr. Generelli has been the Secretary, Treasurer, and a director of Gotham Capital Holdings, Inc.  (F/K/A Creative Beauty Supply, Inc.), a retail and wholesale beauty supply distributor in Totowa, New Jersey. Prior thereto from December 1989 to July 1996, Mr. Generelli was Secretary, Treasurer, and a director of J & E Beauty Supply, Inc., a retail and wholesale beauty supply distributor. Prior thereto since 1984, Mr. Generelli was employed as a distribution supervisor by Tags Beauty Supply, a retail and wholesale beauty supply distributor in Fairfield, New Jersey. Mr. Generelli received a Bachelor of Science degree in Business Administration from Ramapo College of New Jersey in June 1984.

Other than Mr. Catizone and Mr. Generelli, Baynon did not have any significant employees as of the date of this Report.  There were no family relationships between any of the officers or directors of Baynon.  During the fiscal year covered by this Report, there were no changes to the procedures by which security holders could recommend nominees to Baynon's board of directors.

At this time, Baynon does not have an audit committee because Baynon has not engaged in any business operations for at least the last twelve years.  Baynon's board of directors acts as its audit committee. Similarly, Baynon's board of directors has determined that it does not have an audit committee financial expert as defined under Securities and Exchange Commission rules.

Current Blank Check Companies

Daniel Generelli, an officer and director of Baynon is an officer and director Gotham Capital Holdings, Inc.  (F/K/A Creative Beauty Supply, Inc.), a blank check company.  Pasquale Catizone, the president and director of Baynon is a shareholder of Gotham Capital Holdings, Inc.  (F/K/A Creative Beauty Supply, Inc.), a blank check company.  Other than disclosed above, no directors or officers of Baynon are presently officers, directors or shareholders in any blank check companies except for Baynon.  However, one or both of the officers/directors may, in the future, become involved with additional blank check companies.

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

ITEM 11.  EXECUTIVE COMPENSATION

To date, Baynon has not entered into employment agreements nor are any contemplated.

	Annual Compensation				Awards		Payouts
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIF Payouts ($)	All Other Compensation ($)
Pasquale Catizone	2015	-	-	-	-	-	-	-
President	2014	-	-	-	-	-	-	-

Daniel Generelli	2015	-	-	-	-	-	-	-
Secretary	2014	-	-	-	-	-	-	-
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 1, 2016, certain information regarding the ownership of the common stock by (i) each person known by Baynon to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of Baynon's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of Baynon's Executive Officers and Directors as a group.  Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided.  In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.  This table has been prepared based on 43,465,233 common shares outstanding as of April 1, 2016.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percentage of Class
Pasquale Catizone (2)(5)	21,942,275	48.18%
266 Cedar Street
Cedar Grove, NJ 07009

Daniel Generelli	50,000	0.12%
c/o Baynon International Corp.
266 Gedar Street
Cedar Grove, NJ 07009

All Executive Officers and
Directors as a Group	21,992,275	48.30%
(consisting of two persons)

Other 5% shareholders
Carmine Catizone (1)(2)	Direct: 15,763,041	36.27%
10 1.2 Walker Avenue
Morristown, NJ 07960

Robert L. Miller (3)	750,000	1.73%
94 Anderson Avenue
Demarest, NJ 07627

Shawshank Holdings, Limited (4)	1,500,000	3.45%
94 Anderson Avenue
Demarest, NJ 07627

Robyn Conforth	1,850,000	4.26%
266 Cedar Street
Cedar Grove, NJ 07009

DM Special Opportunity Fund	1,500,000	3.45%
499 Park Ave Suite 2000
New York, NY 10022

(1) Includes: (a) an aggregate of 500,000 shares held in a custodial account for the benefit of Carrie Catizone, Mr. Carmine Catizone's adult daughter who does not reside with him; and (b) 500,000 shares held in a custodial account for the benefit of Sherri Catizone, Mr. Carmine Catizone's adult daughter who does not reside with him.  Mr. Carmine Catizone served as an executive officer and director of Baynon from May 1998 through October 1, 2001.

(2) Pasquale and Carmine Catizone are brothers.

(3) Robert L. Miller is the president of Shawshank Holdings, Limited, a New York corporation.

(4) A New York corporation controlled by or under common control of Robert L. Miller.

(5) Includes 2,074,960 shares which would be issued upon conversion of the note payable.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2015 and 2014 for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. (RMSB&G) for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2015 and 2014, were $13,400 and $13,400 respectively.

Audit related fees

We did not incur any aggregate audit related fees from RMSB&G for the 2015 and 2014 fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

Tax Fees

We did not incur any aggregate tax fees and expenses from RMSB&G for the 2015 and 2014 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from RMSB&G for the 2015 and 2014 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2015 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using RMSB&G solely for audit and audit-related services and, as needed, for due diligence in acquisitions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheet at December 31, 2015 and 2014

Statements of Operations for the years ended December 31, 2015 and 2014

Statement of Changes in Stockholders’ Deficiency for the years ended December 31, 2015 and 2014

Statements of Cash Flows for the years ended December 31, 2015 and 2014

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

    Dated: April 1, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ PASQUALE CATIZONE

    Pasquale Catizone,

    President

    (Principal Executive Officer)

    Dated: April 1, 2016

By: /s/ DANIEL GENERELLI

    Daniel Generelli

    Secretary, Treasurer

    (Principal Financial Officer, Principal Accounting Officer)

    Dated: April 1, 2016