Form 10-Q
period 2016-06-30
BAYNON INTERNATIONAL CORP
filed 2016-08-15
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2016

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

The number of outstanding shares of the registrant's common stock, August 15, 2016:  Common Stock – 43,465,233.

BAYNON INTERNATIONAL CORP.

FORM 10-Q

INDEX

Page

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

BAYNON INTERNATIONAL CORP.

BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 718	$ 3,792
TOTAL CURRENT ASSETS	718	3,792

TOTAL ASSETS	$ 718	$ 3,792

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 33,648	$ 26,009
Convertible note payable – stockholder	25,000	25,000
Accrued interest – stockholder	1,685	937
TOTAL CURRENT LIABILITIES	60,333	51,946

TOTAL LIABILITIES	60,333	51,946

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001,
Authorized 50,000,000 shares, issued
and outstanding 43,465,233 shares	43,465	43,465
Additional paid-in capital	309,905	309,905
Accumulated deficit	(412,985)	(401,524)
TOTAL STOCKHOLDERS’ DEFICIENCY	(59,615)	(48,154)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 718	$ 3,792

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$ -	$ -	$ -	$ -
Cost of revenue	-	-	-	-

Gross Profit	-	-	-	-

Other Costs:
General and administrative expenses	5,157	3,922	10,714	9,044

Total Other Costs	5,157	3,922	10,714	9,044

Operating loss	(5,157)	(3,922)	(10,714)	(9,044)

Other Income (Expense):
Interest income	-	4	1	6
Interest expense – stockholder	(374)	(181)	(748)	(657)

Total Other Income (Expense)	(374)	(177)	(747)	(651)

Net Loss	$ (5,531)	$ (4,099)	$ (11,461)	$ (9,695)

Loss per share:
Basic and diluted loss per common share	$ -	$ -	$ -	$ -

Basic and diluted common shares outstanding	43,465,233	43,465,233	43,465,233	41,961,386

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	2016	2015

Cash flows from Operating Activities:
Net loss	$ (11,461)	$ (9,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	7,639	(16,356)
Increase in accrued interest – stockholder	748	657

Net cash used in operating activities	(3,074)	(25,394)

Cash flows from Financing Activities:
Proceeds from related party loan	-	25,000
Net cash provided by financing activities	-	25,000
Decrease in Cash and Cash Equivalents	(3,074)	(394)

Cash and Cash Equivalents, beginning of period	3,792	8,021

Cash and Cash Equivalents, end of period	$ 718	$ 7,627

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Schedule of Non-cash Activities:
Common stock issued for notes payable - stockholder	$ -	$ 50,000

Common stock issued for accrued interest - stockholder	$ -	$ 8,662

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

The December 31, 2015 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2016, its results of operations for the three and six months ended June 30, 2016 and 2015 and its cash flows for the six months ended June 30, 2016 and 2015.

The statements of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2015.

Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260, “Earnings Per Share”.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of loss per share for the six months ended June 30, 2016 and 2015 as their effect would be anti-dilutive:

	2016	2015
Convertible note payable and accrued interest - stockholder (Weighted average)	2,134,795	2,014,466

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $412,985 at June 30, 2016.  The Company has no revenue generating operations and has limited cash resources.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through June 30, 2017 by obtaining additional financing from key officers, directors and certain investors.  However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On May 18, 2016 the note was extended for an additional twelve months. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $.0125 per share.

At June 30, 2016 and December 31, 2015, accrued interest on the note was $1,685 and $937, respectively.  Interest expense amounted to $748 and $657 for the six months ended June 30, 2016 and 2015, respectively. Interest expense amounted to $374 and $181 for the three months ended June 30, 2016 and 2015, respectively.

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

5.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financials were issued.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no material changes to our critical accounting policies as of and for the six months ended June 30, 2016.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of Baynon’s financial statements.

Liquidity and Capital Resources

At June 30, 2016, Baynon had a cash balance of $718, which represents a $3,074 decrease from the $3,792 balance at December 31, 2015.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. Baynon’s working capital deficit at June 30, 2016 was $59,615 as compared to a December 31, 2015 deficit of $48,154.

For the six months ended June 30, 2016, we incurred a net loss of $11,461. We had the following adjustments to reconcile net loss to net cash used in operating activities: we had an increase of $7,639 due to accounts payable and accrued expenses and had an increase of $748 due to accrued interest due to a stockholder. As a result, we had net cash used in operating activities of $3,074 for the six months ended June 30, 2016.

For the six months ended June 30, 2015, we incurred a net loss of $9,695. We had the following adjustments to reconcile net loss to net cash used in operating activities: we had a decrease of $16,356 due to accounts payable and accrued expenses and an increase of $657 due to accrued interest due to a stockholder.  As a result, we had net cash used in operating activities of $25,394 for the six months ended June 30, 2015.

During the six months ended June 30, 2016 and 2015, we did not pursue any investing activities.

For the six months ended June 30, 2015, we received proceeds from related party note payable of $25,000, resulting in net cash provided by financing activities of $25,000 for the period.  During the six months ended June 30, 2016, we did not pursue any financing activities.

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

The accompanying financial statement has been prepared assuming Baynon will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $11,461 and $9,695 for the six months ended June 30, 2016 and 2015, respectively, a working capital deficiency, and an accumulated deficiency, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Baynon incurred a net loss of $11,461 in the current period versus a net loss of $9,695 in the prior period.  General and administrative expenses were $10,714 compared to $9,044 in the prior period, an increase of $1,670.  General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior period, Baynon did not record an income tax benefit due to the uncertainty associated with Baynon’s ability to merge with an operating company, which might permit Baynon to avail itself of those advantages.

Results of Operations for the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

Baynon incurred a net loss of $5,531 in the current period versus a net loss of $4,099 in the prior period.  General and administrative expenses were $5,157 compared to $3,922 in the prior period, an increase of $1,235.  General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.  Based on the existence of the material weakness in internal control over financial reporting discussed in our Form 10-K for the year ended December 31, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2016 to provide such reasonable assurances.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 15, 2016

BAYNON INTERNATIONAL CORP.

By:     /s/Pasquale Catizone

Pasquale Catizone,

Principal Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Principal Financial Officer