Form 10-Q
period 2016-09-30
BAYNON INTERNATIONAL CORP
filed 2016-11-14
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2016

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

The number of outstanding shares of the registrant's common stock, November 14, 2016:  Common Stock – 43,465,233.

BAYNON INTERNATIONAL CORP.

FORM 10-Q

INDEX

Page

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Mine Safety Disclosures	15
Item 5. Other Information	15
Item 6. Exhibits	15

SIGNATURES	16

BAYNON INTERNATIONAL CORP.

BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 20,219	$ 3,792
TOTAL CURRENT ASSETS	20,219	3,792

TOTAL ASSETS	$ 20,219	$ 3,792

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 38,204	$ 26,009
Convertible notes payable – stockholder	45,000	25,000
Accrued interest – stockholder	2,135	937
TOTAL CURRENT LIABILITIES	85,339	51,946

TOTAL LIABILITIES	85,339	51,946
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001,
Authorized 50,000,000 shares, issued
and outstanding 43,465,233 shares	43,465	43,465
Additional paid-in capital	309,905	309,905
Accumulated deficit	(418,490)	(401,524)
TOTAL STOCKHOLDERS’ DEFICIENCY	(65,120)	(48,154)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 20,219	$ 3,792

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$ -	$ -	$ -	$ -
Cost of revenue	-	-	-	-

Gross Profit	-	-	-	-

Other Costs:
General and administrative expenses	5,057	4,122	15,771	13,166

Total Other Costs	5,057	4,122	15,771	13,166

Operating loss	(5,057)	(4,122)	(15,771)	(13,166)

Other Income (Expense):
Interest income	2	2	3	8
Interest expense – stockholders	(450)	(379)	(1,198)	(1,036)

Total Other Income (Expense)	(448)	(377)	(1,195)	(1,028)

Net Loss	$ (5,505)	$ (4,499)	$ (16,966)	$ (14,194)

Loss per share:
Basic and diluted loss per common share	$ -	$ -	$ -	$ -

Basic and diluted common shares outstanding	43,465,233	43,465,233	43,465,233	42,468,177

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	2016	2015

Cash flows from Operating Activities:
Net loss	$ (16,966)	$ (14,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	12,195	(12,733)
Increase in accrued interest – stockholder	1,198	1,035

Net cash used in operating activities	(3,573)	(25,892)

Cash flows from Financing Activities:
Proceeds from related party note payable	20,000	25,000

Increase (Decrease) in Cash and Cash Equivalents	16,427	(892)

Cash and Cash Equivalents, beginning of period	3,792	8,021

Cash and Cash Equivalents, end of period	$ 20,219	$ 7,129

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$ 500	$ 500

Schedule of Non-cash Activities:

Common stock issued for note payable - stockholder	$ -	$ 50,000

Common stock issued for accrued interest - stockholder	$ -	$ 8,662

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

The December 31, 2015 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2016, its results of operations for the three and nine months ended September 30, 2016 and 2015 and its cash flows for the nine months ended September 30, 2016 and 2015.

The statements of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2015.

Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260, “Earnings Per Share”.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of loss per share for the nine months ended September 30, 2016 and 2015 as their effect would be anti-dilutive:

	2016	2015
Convertible notes payable and accrued interest - stockholder (Weighted average)	3,770,827	2,044,712

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $418,490 at September 30, 2016.  The Company has no revenue generating operations and has limited cash resources.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through September 30, 2017 by obtaining additional financing from key officers, directors and certain investors.  However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

3.

CONVERTIBLE NOTES PAYABLE - STOCKHOLDER

On May 18, 2015, the Company issued an unsecured convertible note payable to a stockholder in exchange for $25,000 in cash for the Company’s working capital needs. The note bears interest at 6% per annum was set to mature on May 18, 2016.

On May 18, 2016 the note was extended for an additional twelve months. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $.0125 per share.

On September 9, 2016, the Company issued an unsecured convertible note payable to a stockholder in exchange for $20,000 in cash for the Company’s working capital needs. The note bears interest at 6% per annum and matures on September 9, 2017. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $.0125 per share.

At September 30, 2016 and December 31, 2015, accrued interest on the notes were $2,135 and $937, respectively.  Interest expense amounted to $1,198 and $1,036 for the nine months ended September 30, 2016 and 2015, respectively. Interest expense amounted to $450 and $379 for the three months ended September 30, 2016 and 2015, respectively.

4.    COMMON STOCK

On September 19, 2013, the Company’s board of directors approved the increase in the number of authorized shares from 50,000,000 to 100,000,000. The increase will enable the Company to raise additional capital in the future. The Company has not yet completed the process to date.

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Director in its discretion from funds legally available. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata in all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock have no preemptive rights to purchase the Company’s common stock. There are no conversions or redemption rights or sinking fund provisions with respect to the common stock.

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

Baynon International Corp. (the “Company”) undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no material changes to our critical accounting policies as of and for the nine months ended September 30, 2016.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of the Company’s financial statements.

Liquidity and Capital Resources

At September 30, 2016, the Company had a cash balance of $20,219, which represents a $16,427 increase from the $3,792 balance at December 31, 2015.  This increase was primarily the result of the issuance of a note payable net of cash used to satisfy the requirements of a reporting company. The Company’s working capital deficit at September 30, 2016 was $65,120 as compared to a December 31, 2015 deficit of $48,154.

For the nine months ended September 30, 2016, we incurred a net loss of $16,966. We had the following adjustments to reconcile net loss to net cash used in operating activities: we had an increase of $12,195 due to accounts payable and accrued expenses and had an increase of $1,198 due to accrued interest due to stockholder. As a result, we had net cash used in operating activities of $3,573 for the nine months ended September 30, 2016.

For the nine months ended September 30, 2015, we incurred a net loss of $14,194. We had the following adjustments to reconcile net loss to net cash used in operating activities: we had a decrease of $12,733 due to accounts payable and accrued expenses and had an increase of $1,035 due to accrued interest due to stockholder. As a result, we had net cash used in operating activities of $25,892 for the nine months ended September 30, 2015.

During the nine months ended September 30, 2016 and 2015, we did not pursue any investing activities.

For the nine months ended September 30, 2016, we received proceeds from related party note payable of $20,000, resulting in net cash provided by financing activities of $20,000 for the period.

For the nine months ended September 30, 2015, we received proceeds from related party note payable of $25,000, resulting in net cash provided by financing activities of $25,000 for the period.

The focus of the Company’s efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company.  The Company has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced.  The Company does not contemplate limiting the scope of its search to any particular industry.  Management has considered the risk of possible opportunities as well as their potential rewards.  Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. The Company presently owns no real property and at this time has no intention of acquiring any such property. The Company’s sole expected expenses are comprised of professional fees primarily incident to its reporting requirements.

The accompanying financial statement has been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses of $16,966 and $14,194 for the nine months ended September 30, 2016 and 2015, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever.  Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms. The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.  Our auditors have included a “going concern” qualification in their auditors’ report dated April 1, 2016. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company’s operating results.

Results of Operations for the Nine Months Ended September 30, 2016, compared to the Nine Months ended September 30, 2015.

The Company incurred a net loss of $16,966 in the current period versus a net loss of $14,194 in the prior period, an increase of $2,772. General and administrative expenses were $15,771 compared to $13,166 in the prior period, an increase of $2,605. General and administrative expenses were incurred primarily to enable the Company to satisfy the requirements of a reporting company.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to merge with an operating company, which might permit the Company to avail itself of those advantages.

Results of Operations for the Three Months Ended September 30, 2016, compared to the Three months ended September 30, 2015.

The Company incurred a net loss of $5,505 in the current period versus a net loss of $4,499 in the prior period, an increase of $1,006. General and administrative expenses were $5,057 compared to $4,122 in the prior period, an increase of $935. General and administrative expenses were incurred primarily to enable the Company to satisfy the requirements of a reporting company.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to merge with an operating company, which might permit the Company to avail itself of those advantages.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016.  Based on the existence of the material weakness in internal control over financial reporting discussed in our Form 10-K for the year ended December 31, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2016 to provide such reasonable assurances.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2016

BAYNON INTERNATIONAL CORP.

By:     /s/Pasquale Catizone

Pasquale Catizone,

Principal Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Principal Financial Officer