Form 10-Q
period 2017-09-30
BAYNON INTERNATIONAL CORP
filed 2017-11-14
CIK 1089598

WASHINGTON, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2017

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

The number of outstanding shares of the registrant's common stock, November 14, 2017:  Common Stock – 43,465,233.

BAYNON INTERNATIONAL CORP.

FORM 10-Q

INDEX

Page

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

BAYNON INTERNATIONAL CORP.

BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)

Assets:
Current assets:
Cash and cash equivalents	$15,364	$18,712
Total current assets	15,364	18,712

Total Assets	$15,364	$18,712

Liabilities and Stockholders’ Deficiency:
Current liabilities:
Accounts payable and accrued expenses	$34,642	$49,151
Convertible notes payable – stockholder	70,000	45,000
Accrued interest – stockholder	5,493	2,816
Total current liabilities	110,135	96,967

Total Liabilities	110,135	96,967

Stockholders’ Deficiency:
Common stock, par value $0.001,authorized 50,000,000 shares, issued and outstanding 43,465,233 shares at September 30, 2017 and December 31, 2016	43,465	43,465
Additional paid-in capital	309,905	309,905
Accumulated deficit	(448,141)	(431,625)
Total Stockholders’ Deficiency	(94,771)	(78,255)

Total Liabilities and Stockholders Deficiency	$15,364	$18,712

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-
Cost of revenue	-	-	-	-

Gross Profit	-	-	-	-

Other Costs:
General and administrative expenses	4,475	5,057	13,851	15,771

Total Other Costs	4,475	5,057	13,851	15,771

Operating loss	(4,475)	(5,057)	(13,851)	(15,771)

Other Income (Expense):
Interest income	4	2	12	3
Interest expense – stockholders	(1,059)	(450)	(2,677)	(1,198)

Total Other Income (Expense)	(1,055)	(448)	(2,665)	(1,195)

Net Loss	$(5,530)	$(5,505)	$(16,516)	$(16,966)

Loss per share:
Basic and diluted loss per common share	$-	$-	$-	$-

Basic and diluted common shares outstanding	43,465,233	43,465,233	43,465,233	43,465,233

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	2017	2016

Cash flows from Operating Activities:
Net Loss	$(16,516)	$(16,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	(14,509)	12,195
Increase in accrued interest – stockholder	2,677	1,198

Net cash used in operating activities	(28,348)	(3,573)

Cash flows from Financing Activities:
Proceeds from related party loan	25,000	20,000
Net cash provided by financing activities	25,000	20,000

Increase (decrease) in Cash and Cash Equivalents	(3,348)	16,427

Cash and Cash Equivalents, beginning of period	18,712	3,792

Cash and Cash Equivalents, end of period	$15,364	$20,219

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$500	$500

Interest	$-	$-

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

1.THE COMPANY

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

The December 31, 2016 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2017, its results of operations for the three and nine months ended September 30, 2017 and 2016 and its cash flows for the nine months ended September 30, 2017 and 2016.

The statements of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2016.

Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260, “Earnings Per Share”.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of loss per share for the nine months ended September 30, 2017 and 2016 as their effect would be anti-dilutive

:

	2017	2016
Convertible notes payable and accrued interest - stockholder (weighted average)	6,039,430	3,770,827

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $(448,141) at September 30, 2017.  The Company has no revenue generating operations and has limited cash resources.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through September 30, 2018 by obtaining additional financing from key officers, directors and certain investors.  However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

3.CONVERTIBLE NOTES PAYABLE - STOCKHOLDER

On May 18, 2015, the Company issued an unsecured convertible note payable to a stockholder in exchange for $25,000 in cash for the Company’s working capital needs. The note bears interest at 6% per annum and had a term of one year. On both May 18, 2016 and May 18, 2017 the note was extended for another twelve months. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $0.0125 per share.

On September 9, 2016, the Company issued an unsecured convertible note payable to a stockholder in exchange for $20,000 in cash for the Company’s working capital needs. The note bears interest at 6% per annum and had a term of one year. On September 9, 2017 the note was extended for an additional twelve months. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $0.0125 per share.

On April 24, 2017, the Company issued an unsecured convertible note payable to a stockholder in exchange for $25,000 in cash for the Company’s working capital needs. The note bears interest at 6% per annum and matures on April 24, 2018. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $0.0125 per share.

At September 30, 2017 and December 31, 2016, accrued interest on the notes was $5,493 and $2,816, respectively.  Interest expense amounted to $(2,677) and $(1,198) for the nine months ended September 30, 2017 and 2016, respectively. Interest expense amounted to $(1,059) and $(450) for the three months ended September 30, 2017 and 2016, respectively.

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

5.SUBSEQUENT EVENTS

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no material changes to our critical accounting policies as of and for the nine months ended September 30, 2017.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of the Company’s financial statements.

Liquidity and Capital Resources

At September 30, 2017, the Company had a cash balance of $15,364, which represents a $3,348 decrease from the $18,712 balance at December 31, 2016.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. The Company’s working capital deficit at September 30, 2017 was $94,771 as compared to a December 31, 2016 deficit of $78,255.

For the nine months ended September 30, 2017, we incurred a net loss of $16,516. We had the following adjustments to reconcile net loss to net cash used in operating activities: we had a decrease of $14,509 due to a decrease in accounts payable and accrued expenses, and an increase of $2,677 due to an increase in accrued interest. As a result, we had net cash used in operating activities of $28,348 for the nine months ended September 30, 2017.

For the nine months ended September 30, 2016, we incurred a net loss of $16,966. We had the following adjustments to reconcile net loss to net cash used in operating activities: we had an increase of $12,195 due to an increase in accounts payable and accrued expenses and an increase of $1,198 due to an increase in accrued interest. As a result, we had net cash used in operating activities of $3,573 for the nine months ended September 30, 2016.

During the nine months ended September 30, 2017 and 2016, we did not pursue any investing activities.  During the nine months ended September 30, 2017 and 2016, we issued a convertible note payable to a stockholder for $25,000 and $20,000 respectively, resulting in cash received from financing activities.

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

The accompanying financial statement has been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $16,516 and $16,966 for the nine months ended September 30, 2017 and 2016, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

The Company incurred a net loss of $16,516 in the current period versus a net loss of $16,966 in the prior period.  General and administrative expenses were $13,851 compared to $15,771 in the prior period, a decrease of $1,920.  General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to merge with an operating company, which might permit the Company to avail itself of those advantages.

Results of Operations for the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

The Company incurred a net loss of $5,530 in the current period versus a net loss of $5,505 in the prior period.  General and administrative expenses were $4,475 compared to $5,057 in the prior period, a decrease of $582.  General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017.  Based on the existence of the material weakness in internal control over financial reporting discussed in our Form 10-K for the year ended December 31, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2017 to provide such reasonable assurances.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2017

BAYNON INTERNATIONAL CORP.

By:     /s/Pasquale Catizone

Pasquale Catizone,

Principal Executive Officer

By:     /s/Daniel Generelli

Daniel Generelli,

Principal Financial Officer