Form 10-Q/A
period 2017-09-30
BAYNON INTERNATIONAL CORP
filed 2017-11-21
CIK 1089598

UNITED STATES

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

Baynon International Corp.

(Exact name of Registrant

in its charter)

Nevada	880285718
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

266 Cedar Street, Cedar Grove, New Jersey	07009
(Address of Principal Executive Offices	(Zip Code)

Baynon's Telephone Number, Including Area Code:	(973) 239-2952

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

The number of outstanding shares of the registrant's common stock, November 21, 2017:  Common Stock – 43,465,233.

Explanatory Note

This amendment to the Form 10-Q as originally filed November 14, 2017 is being filed solely to correctly attach the XBRL filing information.  No other changes have been made to this document.

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

Dated: November 21, 2017

BAYNON INTERNATIONAL CORP.

By:     /s/Pasquale Catizone

Pasquale Catizone,

Principal Executive Officer

By:     /s/Daniel Generelli

Daniel Generelli,

Principal Financial Officer