Form 10-Q
period 2018-09-30
BAYNON INTERNATIONAL CORP
filed 2018-11-14
CIK 1089598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2018

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

The number of outstanding shares of the registrant's common stock, November 14, 2018:  Common Stock – 43,465,233.

BAYNON INTERNATIONAL CORP.

FORM 10-Q

INDEX

Page

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

BAYNON INTERNATIONAL CORP.

BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)

Assets:
Current assets:
Cash and cash equivalents	$15,154	$24,020
Total current assets	15,154	24,020

Total Assets	$15,154	$24,020

Liabilities and Stockholders’ Deficiency:
Current liabilities:
Accounts payable and accrued expenses	$33,084	$26,415
Convertible notes payable – stockholders	90,000	90,000
Accrued interest – stockholders	10,742	6,703
Total current liabilities	133,826	123,118

Total Liabilities	133,826	123,118

Stockholders’ Deficiency:
Common stock, par value $0.001, authorized 50,000,000 shares, issued and outstanding 43,465,233 shares at September 30, 2018 and December 31, 2017	43,465	43,465
Additional paid-in capital	309,905	309,905
Accumulated deficit	(472,042)	(452,468)
Total Stockholders’ Deficiency	(118,672)	(99,098)

Total Liabilities and Stockholders’ Deficiency	$15,154	$24,020

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-
Cost of revenue	-	-	-	-

Gross Profit	-	-	-	-

Other Costs:
General and administrative expenses	5,094	4,475	15,548	13,851

Total Other Costs	5,094	4,475	15,548	13,851

Operating loss	(5,094)	(4,475)	(15,548)	(13,851)

Other Income (Expense):
Interest income	4	4	13	12
Interest expense – stockholders	(1,362)	(1,059)	(4,039)	(2,677)

Total Other Income (Expense)	(1,358)	(1,055)	(4,026)	(2,665)

Net Loss	$(6,452)	$(5,530)	$(19,574)	$(16,516)

Loss per share:
Basic and diluted loss per common share	$-	$-	$-	$-

Basic and diluted common shares outstanding	43,465,233	43,465,233	43,465,233	43,465,233

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	2018	2017

Cash flows from Operating Activities:
Net loss	$(19,574)	$(16,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest to stockholders	4,039	2,677
Increase (decrease) in accounts payable and accrued expenses	6,669	(14,509)

Net cash used in operating activities	(8,866)	(28,348)

Cash flows from Financing Activities:
Proceeds from related party loan	-	25,000

Net cash provided by financing activities	-	25,000

Decrease in Cash and Cash Equivalents	(8,866)	(3,348)

Cash and Cash Equivalents, beginning of period	24,020	18,712

Cash and Cash Equivalents, end of period	$15,154	$15,364

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$500	$500

Interest	$-	$-

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

The December 31, 2017 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2018, its results of operations for the three and nine months ended September 30, 2018 and 2017 and its cash flows for the nine months ended September 30, 2018 and 2017.

The statements of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2017.

Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260, “Earnings Per Share”.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of loss per share for the nine months ended September 30, 2018 and 2017 as their effect would be anti-dilutive:

	2018	2017
Convertible notes payable and accrued interest - stockholders (weighted average)	8,059,332	6,039,430

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $(472,042) at September 30, 2018.  The Company has no revenue generating operations and has limited cash resources.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through September 30, 2019 by obtaining additional financing from key officers, directors and certain investors.  However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

On September 9, 2016, the Company issued an unsecured convertible note payable to a stockholder in exchange for $20,000 in cash for the Company’s working capital needs. The note bears interest at 6% per annum and originally had a term of one year. The note has been extended through September 9, 2019. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $0.0125 per share.

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

At September 30, 2018 and December 31, 2017 convertible notes payable – stockholders were $90,000, respectively. At September 30, 2018 and December 31, 2017, accrued interest on the notes were $10,742 and $6,703, respectively.  Interest expense amounted to $(4,039) and $(2,677) for the nine months ended September 30, 2018 and 2017, respectively.  Interest expense amounted to $(1,362) and $(1,059) for the three months ended September 30, 2018 and 2017, respectively.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no material changes to our critical accounting policies as of and for the nine months ended September 30, 2018.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of the Company’s financial statements.

Liquidity and Capital Resources

At September 30, 2018, the Company had a cash balance of $15,154, which represents a $8,866 decrease from the $24,020 balance at December 31, 2017.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company. The Company’s working capital deficit at September 30, 2018 was $118,672 as compared to a December 31, 2017 deficit of $99,098.

For the nine months ended September 30, 2018, we incurred a net loss of $19,574. We had the following adjustments to reconcile net loss to net cash used in operating activities: we had an increase of $6,669 due to accounts payable and accrued expenses, and an increase of $4,039 due to accrued interest. As a result, we had net cash used in operating activities of $8,866 for the nine months ended September 30, 2018.

For the nine months ended September 30, 2017, we incurred a net loss of $16,516. We had the following adjustments to reconcile net loss to net cash used in operating activities: we had a decrease of $14,509 due to accounts payable and accrued expenses and an increase of $2,677 due to accrued interest. As a result, we had net cash used in operating activities of $28,348 for the nine months ended September 30, 2017.

During the nine months ended September 30, 2018 and 2017, we did not pursue any investing activities.

During the nine months ended September 30, 2018, we did not pursue any financing activities. For the nine months ended September 30, 2017, we received proceeds from a related party note payable of $25,000, resulting in net proceeds provided by financing activities of $25,000 for the period.

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

The accompanying financial statement has been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $19,574 and $16,516 for the nine months ended September 30, 2018 and 2017, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

The Company incurred a net loss of $19,574 in the current period versus a net loss of $16,516 in the prior period.  General and administrative expenses were $15,548 compared to $13,851 in the prior period, an increase of $1,697.  General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to merge with an operating company, which might permit the Company to avail itself of those advantages.

Results of Operations for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

The Company incurred a net loss of $6,452 in the current period versus a net loss of $5,530 in the prior period.  General and administrative expenses were $5,094 compared to $4,475 in the prior period, an increase of $619.  General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018.  Based on the existence of the material weakness in internal control over financial reporting discussed in our Form 10-K for the year ended December 31, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2018 to provide such reasonable assurances.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2018

BAYNON INTERNATIONAL CORP.

By:     /s/Pasquale Catizone

Pasquale Catizone,

Principal Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Principal Financial Officer