Form 10-K
period 2018-12-31
BAYNON INTERNATIONAL CORP
filed 2019-04-01
CIK 1089598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant was approximately $97,310.97

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 1, 2019 was 43,465,233 shares of its $.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. BUSINESS

Baynon International Corp. (“Baynon”), formerly known as Technology Associates Corporation, was originally incorporated on February 29, 1968, under the laws of the Commonwealth of Massachusetts.  On December 28, 1989, Baynon reincorporated under the laws of the State of Nevada.  Baynon was formerly engaged in the technology marketing business. Baynon has not engaged in any business operations for at least the last fifteen years.

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

Baynon has not engaged in any business operations for at least the last fifteen years.  The current and proposed business activities described herein classify Baynon as a blank check company.  The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Management does not intend to undertake any efforts to cause a market to develop in Baynon's securities until such time as Baynon has successfully implemented its business plan described herein.

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

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.  There has been no trading market for Baynon's common stock for at least the last ten years. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

   Holders.  There were approximately 533 record holders of Baynon's common stock as of April 1, 2019.  The issued and outstanding shares of Baynon's common stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

Liquidity and Capital Resources

At December 31, 2018, Baynon had a cash balance of $13,808 which represents a $10,212 decrease from the $24,020 balance at December 31, 2017.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company.  Baynon’s working capital deficit at December 31, 2018 was $122,363 as compared to a December 31, 2017 deficit of $99,098.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Baynon has incurred losses of $23,265 and $20,843 for the years ended December 31, 2018 and 2017, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Our auditors have included a going concern qualification in their auditors’ report dated April 1, 2019. Such a going concern qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Baynon’s operating results.

Results of Operations for the Year Ended December 31, 2018 compared to the Year Ended December 31, 2017.

Baynon incurred a net loss of $23,265 in 2018 versus a net loss of $20,843 in 2017. General and administrative expenses were $17,882 in 2018 compared to $16,973 in 2017, an increase of $909. The increase was a result of an increase of legal and accounting fees charged.

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

During 2018 and 2017, Baynon did not pursue any investing activities.

During 2018, Baynon did not purse any financing activities. During 2017, Baynon received proceeds from related party’s notes payable of $45,000, resulting in net proceeds provided by financing activities of $45,000.

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

Index to

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Baynon International Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Baynon International Corporation (the "Company") as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Saddle Brook, New Jersey

April 1, 2019

BAYNON INTERNATIONAL CORP.

BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	December 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,808	$24,020

TOTAL CURRENT ASSETS	13,808	24,020

TOTAL ASSETS	$13,808	$24,020

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$34,068	$26,415
Convertible notes payable – related parties	90,000	90,000
Accrued interest – related parties	12,103	6,703
TOTAL CURRENT LIABILITIES	136,171	123,118

TOTAL LIABILITIES	136,171	123,118

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $0.001, authorized 50,000,000 shares, issued and outstanding 43,465,233 shares	43,465	43,465
Additional paid-in capital	309,905	309,905
Accumulated deficit	(475,733)	(452,468)
TOTAL STOCKHOLDERS’ DEFICIENCY	(122,363)	(99,098)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$13,808	$24,020

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	December 31, 2018	December 31, 2017

Revenues	$-	$-
Cost of revenue	-	-

Gross Profit	-	-

Other Costs:
General and administrative expenses	17,882	16,973

Total Other Costs	17,882	16,973

Operating loss	(17,882)	(16,973)

Other Income (Expense):
Interest income	17	17
Interest expense – related parties	(5,400)	(3,887)

Total Other Income (Expense)	(5,383)	(3,870)

Net Loss	$(23,265)	$(20,843)

Loss per share:
Basic and diluted loss per common share	$-	$-

Basic and diluted weighted average common shares outstanding	43,465,233	43,465,233

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock
	$ .001 Par Value		Additional
	Number		Paid In	Accumulated
	of Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	43,465,233	$43,465	$309,905	$(431,625)	$(78,255)
Net loss for the year	-	-	-	(20,843)	(20,843)
Balance, December 31, 2017	43,465,233	$43,465	$309,905	$(452,468)	$(99,098)
Net loss for the year	-	-	-	(23,265)	(23,265)
Balance, December 31, 2018	43,465,233	$43,465	$309,905	$(475,733)	$(122,363)

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	December 31, 2018	December 31, 2017

Cash flows from Operating Activities:
Net loss	$(23,265)	$(20,843)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest to related parties	5,400	3,887
Increase (decrease) in accounts payable and accrued expenses	7,653	(22,736)

Net cash used in operating activities	(10,212)	(39,692)

Cash flows from Financing Activities:
Proceeds from related party note payable	-	45,000

Net cash provided by financing activities	-	45,000

Increase (decrease) in Cash and Cash Equivalents	(10,212)	5,308

Cash and Cash Equivalents, beginning of year	24,020	18,712

Cash and Cash Equivalents, end of year	$13,808	$24,020

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$-	$-

Interest	$-	$-

The accompanying notes are an integral part of these financial statements.

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

1.THE COMPANY

Baynon International Corp. formerly known as Technology Associates Corporation (the “Company”), was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking.  On December 28, 1989, the Company reincorporated under the laws of the State of Nevada.  The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board.  The Company has not engaged in any business operations for at least the last fifteen fiscal years.

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

	2018	2017
Convertible notes payable and accrued interest – Related parties (weighted average)	8,168,219	7,736,219

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $(475,733) at December 31, 2018. The Company has no revenue generating operations and has limited cash resources. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through December 31, 2019 by obtaining additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

3.CONCENTRATION OF CREDIT RISK

The Company maintains its cash balance with a major bank. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor. At December 31, 2018 and 2017 all cash balances were insured.

4.CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

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

On November 16, 2017, the Company issued two unsecured convertible notes payable to two stockholders in exchange for $20,000 ($10,000 each) in cash for the Company’s working capital needs. The notes bear interest at 6% per annum and originally had a term of one year.  The notes have both been extended through November 16, 2019. The stockholders each have the option to convert the note and accrued interest into the Company’s common stock at $0.0125 per share.

At December 31, 2018 and 2017 convertible notes payable – stockholders were $90,000 , respectively. At December 31, 2018 and 2017, accrued interest on the notes were $12,103 and $6,703, respectively.  Interest expense amounted to $(5,400) and $(3,887) for the years ended December 31, 2018 and 2017, respectively.

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

6.  INCOME TAXES

The components of deferred tax assets at December 31, 2018 and 2017 are as follows:

	2018	2017
Net operating loss carry forwards	$108,058	$106,110
Accrued interest	2,542	1,408
	110,600	107,518
Less: Valuation allowance	(110,600)	(107,518)
Total	$-	$-

A 100% valuation allowance was provided at December 31, 2018 and 2017 as it is uncertain if the deferred tax assets would be utilized. The increase in the valuation allowance was a result from the increase in the Company’s net operating loss carry forward and accrued interest.

At December 31, 2018, the Company has unused federal net operating loss carry forwards of approximately $455,600 which can be carried forward indefinitely and unused New Jersey net operating loss carry forwards of approximately $211,600 expiring between 2030 and 2038.

The Company files its federal and New Jersey income tax returns under varying statutes of limitations. The 2015 through 2018 tax years generally remain subject to examination by the federal and New Jersey tax authorities.

7.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the financials were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2018.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2018 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 and concluded that it was not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2018, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission due to the lack of resources and segregation of duties.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2018.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE

(a) Identity of Officers and Directors

Set forth below are the names of the directors and officers of Baynon, all positions and offices with Baynon held, the period during which he has served as such, and his business experience during at least the last five (5) years:

Name	Age	Position and Offices Held	Director Since
Pasquale Catizone	78	President, Director	May 1988

Daniel Generelli	56	Secretary, Treasurer, Director	October 1, 2001

Pasquale Catizone.  Mr. Catizone has been president and a director of Baynon since May 1998.  Mr. Catizone has been self-employed as a financial consultant for several years.

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

At this time, Baynon does not have an audit committee because Baynon has not engaged in any business operations for at least the last fifteen years.  Baynon's board of directors acts as its audit committee. Similarly, Baynon's board of directors has determined that it does not have an audit committee financial expert as defined under Securities and Exchange Commission rules.

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

ITEM 11.  EXECUTIVE COMPENSATION

To date, Baynon has not entered into employment agreements nor are any contemplated.

	Annual Compensation				Awards		Payouts
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/ SARS	LTIF Payouts ($)	All Other Compensation ($)
Pasquale Catizone	2018	-	-	-	-	-	-	-
President	2017	-	-	-	-	-	-	-

Daniel Generelli	2018	-	-	-	-	-	-	-
Secretary	2017	-	-	-	-	-	-	-
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 1, 2019, certain information regarding the ownership of the common stock by (i) each person known by Baynon to be the beneficial owner of more than five (5%) percent of Common Stock, (ii) each of Baynon's Directors and Named Executive Officers, as such term is defined under Item 402(a)(3) of Regulation S-K under the Securities Act, and (iii) all of Baynon's Executive Officers and Directors as a group.  Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under Rule 13d-3 certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon the exercise of an option) within sixty (60) days of the date as of which the information is provided.  In computing the ownership percentage of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.  This table has been prepared based on 43,465,233 common shares outstanding as of April 1, 2019.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percentage of Class
Pasquale Catizone (2)(3)	19,867,315	45.71%
266 Cedar Street
Cedar Grove, NJ 07009

Daniel Generelli	50,000	0.12%
c/o Baynon International Corp.
266 Gedar Street
Cedar Grove, NJ 07009

All Executive Officers and
Directors as a Group	19,917,315	45.82%
(consisting of two persons)

Other 5% shareholders
Carmine Catizone (1)(2)(4)	15,763,041	36.27%
10 1.2 Walker Avenue
Morristown, NJ 07960

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

(2) Pasquale and Carmine Catizone are brothers.

(3) There are 7,314,170 shares that can be issued upon conversion of a note payable.  Upon the full conversion of the note, Pasquale Catizone would own 27,181,485 common shares of the now 50,779,403 common shares outstanding, or 53.53%.

(4) There are 854,049 shares that can be issued upon conversion of a note payable.  Upon the full conversion of the note, Carmine Catizone would own 16,617,090 common shares of the now 44,319,282 common shares outstanding, or 37.49%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On May 18, 2015, the Company issued an unsecured convertible note payable to Pasquale Catizone in exchange for $25,000 in cash for the Company’s working capital needs. The note bears interest at 6% per annum and originally had a term of one year. The note has been extended through May 18, 2019. Mr. Catizone has the option to convert the note and accrued interest into the Company’s common stock at $0.0125 per share.

On September 9, 2016, the Company issued an unsecured convertible note payable to Pasquale Catizone in exchange for $20,000 in cash for the Company’s working capital needs. The note bears interest at 6% per annum and originally had a term of one year. The note has been extended through September 9, 2019. Mr. Catizone has the option to convert the note and accrued interest into the Company’s common stock at $0.0125 per share.

On April 24, 2017, the Company issued an unsecured convertible note payable to Pasquale Catizone in exchange for $25,000 for the Company’s working capital needs. The note bears interest at 6% per annum and originally had a term of one year. The note has been extended through April 24, 2019. Mr. Catizone has the option to convert the note and accrued interest into the Company’s common stock at $0.0125 per share.

On November 16, 2017, the Company issued two unsecured convertible notes payable to Pasquale and Carmine Catizone in exchange for $20,000 ($10,000 each) in cash for the Company’s working capital needs. The notes bear interest at 6% per annum and originally had a term of one year. The notes have both been extended through November 16, 2019. Mr. Catizone and Mr. Catizone each have the option to convert the note and accrued interest into the Company’s common stock at $0.0125 per share.

At December 31, 2018 and 2017 convertible notes payable – related parties were $90,000, respectively. At December 31, 2018 and 2017, accrued interest on the notes were $12,103 and $6,703, respectively.  Interest expense amounted to $5,400 and $3,887 for the years ended December 31, 2018 and 2017, respectively.

Director Independence

Baynon’s board of directors consists of Pasquale Catizone and Daniel Generelli. Neither of them is independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2018 and 2017 for professional services rendered by Rotenberg, Meril, Solomon, Bertiger & Guttilla, P.C. (RMSB&G) for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2018 and 2017, were $10,000 and $13,400 respectively.

Audit related fees

We did not incur any aggregate audit related fees from RMSB&G for the 2018 and 2017 fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the registrant’s financial statements.

Tax Fees

We did not incur any aggregate tax fees and expenses from RMSB&G for the 2018 and 2017 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from RMSB&G for the 2018 and 2017 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2018 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using RMSB&G solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheet at December 31, 2018 and 2017

Statements of Operations for the years ended December 31, 2018 and 2017

Statement of Stockholders’ Deficiency for the years ended December 31, 2018 and 2017

Statements of Cash Flows for the years ended December 31, 2018 and 2017

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

   Dated: April 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ PASQUALE CATIZONE

   Pasquale Catizone,

   President

   (Principal Executive Officer)

   Dated: April 1, 2019

By: /s/ DANIEL GENERELLI

   Daniel Generelli

   Secretary, Treasurer

   (Principal Financial Officer, Principal Accounting Officer)

   Dated: April 1, 2019