Form 10-Q
period 2019-06-30
BAYNON INTERNATIONAL CORP
filed 2019-08-09
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2019

-OR-

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a Non-accelerated Filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer  [ ] Non-accelerated Filer  [  ]

Accelerated filer  [ ] Smaller reporting company  ☒

 Emerging growth company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No [ ]

The number of outstanding shares of the registrant's common stock, August 9, 2019:  Common Stock –43,465,233.

BAYNON INTERNATIONAL CORP.

FORM 10-Q

INDEX

Page

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Mine Safety Disclosures	16
Item 5. Other Information	16
Item 6. Exhibits	16

SIGNATURES	17

BAYNON INTERNATIONAL CORP.

BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)

Assets:
Current assets:
Cash and cash equivalents	$11,303	$13,808
Total current assets	11,303	13,808

Total Assets	$11,303	$13,808

Liabilities and Stockholders’ Deficiency:
Current liabilities:
Accounts payable and accrued expenses	$19,540	$34,068
Convertible notes payable – related parties	110,000	90,000
Accrued interest – related parties	14,978	12,103
Total current liabilities	144,518	136,171

Total Liabilities	144,518	136,171

Stockholders' Deficiency:
Common stock, par value $0.001,
authorized 50,000,000 shares, issued
and outstanding 43,465,233 shares
at June 30, 2019 and December 31, 2018	43,465	43,465
Additional paid-in capital	309,905	309,905
Accumulated deficit	(486,585)	(475,733)
Total Stockholders’ Deficiency	(133,215)	(122,363)

Total Liabilities and Stockholders' Deficiency	$11,303	$13,808

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-
Cost of revenue	-	-	-	-

Gross Profit	-	-	-	-

Other Costs:
General and administrative expenses	3,480	5,096	7,980	10,454

Total Other Costs	3,480	5,096	7,980	10,454

Operating loss	(3,480)	(5,096)	(7,980)	(10,454)

Other Income (Expense):
Interest income	2	4	3	9
Interest expense – related parties	(1,544)	(1,345)	(2,875)	(2,677)

Total Other Income (Expense)	(1,542)	(1,341)	(2,872)	(2,668)

Net Loss	$(5,022)	$(6,437)	$(10,852)	$(13,122)

Loss per share:
Basic and diluted loss per common share	$-	$-	$-	$-

Basic and diluted common shares outstanding	43,465,233	43,465,233	43,465,233	43,465,233

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	Common Stock
	$ .001 Par Value		Additional
	Number		Paid-In	Accumulated
	of Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2019	43,465,233	$43,465	$309,905	$(475,733)	$(122,363)
Net loss for the period	-	-	-	(5,830)	(5,830)
Balance, March 31, 2019	43,465,233	$43,465	$309,905	$(481,563)	$(128,193)
Net loss for the period	-	-	-	(5,022)	(5,022)
Balance, June 30, 2019	43,465,233	$43,465	$309,905	$(486,585)	$(133,215)

	Common Stock
	$ .001 Par Value		Additional
	Number		Paid-In	Accumulated
	of Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2018	43,465,233	$43,465	$309,905	$(452,468)	$(99,098)
Net loss for the period	-	-	-	(6,685)	(6,685)
Balance, March 31, 2018	43,465,233	$43,465	$309,905	$(459,153)	$(105,783)
Net loss for the period	-	-	-	(6,437)	(6,437)
Balance, June 30, 2018	43,465,233	$43,465	$309,905	$(465,590)	$(112,220)

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	2019	2018

Cash flows from Operating Activities:
Net loss	$(10,852)	$(13,122)
Adjustments to reconcile net loss to net cash used in operating activities
Increase in accrued interest to related parties	2,875	2,677
Increase (decrease) in accounts payable and accrued expenses	(14,528)	2,075

Net cash used in operating activities	(22,505)	(8,370)

Cash flows from Financing Activities:
Proceeds from related party note payable	20,000	-
Net cash provided by financing activities	20,000	-

Decrease in Cash and Cash Equivalents	(2,505)	(8,370)

Cash and Cash Equivalents, beginning of period	13,808	24,020

Cash and Cash Equivalents, end of period	$11,303	$15,650

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Income taxes	$500	$500

Interest	$-	$-

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

The December 31, 2018 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2019, its results of operations for the three and six months ended June 30, 2019 and 2018 and its cash flows for the six months ended June 30, 2019 and 2018.

The statements of operations for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2018.

Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260, “Earnings Per Share”. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of loss per share for the six months ended June 30, 2019 and 2018 as their effect would be anti-dilutive:

	2019	2018
Convertible notes payable and accrued interest – related parties (weighted average)	9,998,225	7,950,444

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has an accumulated deficit of $486,585 at June 30, 2019. The Company has no revenue generating operations and has limited cash resources. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through August 31, 2020 by obtaining additional financing from key officers, directors and certain investors. However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable, and accrued expenses approximate fair value based on the short-term maturity of those instruments. The carrying value of convertible notes payable – related parties approximate its fair value as of June 30, 2019 and December 31, 2018 as the interest rate on the notes approximate market rates.

Recently Issued Accounting Standards

Management does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3.CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

On May 18, 2015, the Company issued an unsecured convertible note payable to a stockholder in exchange for $25,000 in cash for the Company’s working capital needs. The note bears interest at 6% per annum and originally had a term of one year. The note has been extended through May 18, 2020. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $0.0125 per share.

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

On May 2, 2019, the Company issued an unsecured convertible note payable to a stockholder in exchange for $20,000 in cash for the Company’s working capital needs. The note bears interest at 6% per annum and matures on May 2, 2020. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $0.0125 per share.

At June 30, 2019 and December 31, 2018 convertible notes payable – related parties were $110,000 and $90,000, respectively. At June 30, 2019 and December 31, 2018, accrued interest on the notes were $14,978 and $12,103, respectively. Interest expense amounted to $1,544 and $1,345 for the three months ended June 30, 2019 and 2018, respectively. Interest expense amounted to $2,875 and $2,677 for the six months ended June 30, 2019 and 2018, respectively.

4.INCOME TAXES

The Company recorded no income tax expense for the six months ended June 30, 2019 and 2018 because the estimated annual effective tax rate was zero. As of June 30, 2019, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

5.COMMON STOCK

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Director in its discretion from funds legally available therefore, in the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata in all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock have no preemptive rights to purchase the Company’s common stock. There are no conversions or redemption rights or sinking fund provisions with respect to the common stock.

6.SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: Our intentions, beliefs and expectations regarding the fair value of all assets and liabilities recorded; our strategies; growth opportunities; product development and introduction relating to new and existing products; the enterprise market and related opportunities; competition, competitive advantages and disadvantages; industry standards and compatibility of our products; relationships with our employees; our facilities, operating lease and our ability to secure additional space; cash dividends; excess inventory; our expenses; interest and other income; our beliefs and expectations about our future success and results; our operating results; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements, our expectations regarding our revenues and customers; investments and interest rates. These statements are subject to risk and uncertainties that could cause actual results and events to differ materially.

Baynon undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Critical Accounting Policies

The financial statements and accompanying footnotes included in this report have been prepared in accordance with accounting principles generally accepted in the United States with certain amounts based on management’s best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that are believed to be reasonable. Actual results could differ from those estimates.

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies as of and for the six months ended June 30, 2019.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of the Company’s financial statements.

Liquidity and Capital Resources

At June 30, 2019, the Company had a cash balance of $11,303, which represents a $2,505 decrease from the $13,808 balance at December 31, 2018.

Net cash used by operations totaled $22,505. This decrease in cash was attributable to funding our net loss for the period.

During the six months ended June 30, 2019, we did not pursue any investing activities.

Net cash provided by financing activities totaled $20,000 resulting from the issuance of a $20,000 note payable to a stockholder. The proceeds were used to fund operations.

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

The accompanying financial statement has been prepared assuming the Company will continue as a going concern. Baynon does not have active operations, has incurred continuing losses and negative cash flows from operations which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

The Company incurred a net loss of $10,852 in the current period versus a net loss of $13,122 in the prior period. General and administrative expenses were $7,980 compared to $10,454 in the prior period, a decrease of $2,474. General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to merge with an operating company, which might permit the Company to avail itself of those advantages.

Results of Operations for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

The Company incurred a net loss of $5,022 in the current period versus a net loss of $6,437 in the prior period. General and administrative expenses were $3,480 compared to $5,096 in the prior period, a decrease of $1,616. General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions’ rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on the existence of the material weakness in internal control over financial reporting discussed in our Form 10-K for the year ended December 31, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2019 to provide such reasonable assurances.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 9, 2019

BAYNON INTERNATIONAL CORP.

By:      /s/Pasquale Catizone

Pasquale Catizone,

Principal Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Principal Financial Officer