Form 10-Q
period 2020-03-31
BAYNON INTERNATIONAL CORP
filed 2020-05-15
CIK 1089598

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2020

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

Large accelerated filer[ ]Non-accelerated filer[  ]

Accelerated filer[ ]Smaller reporting company☒

Emerging growth company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No [ ]

The number of outstanding shares of the registrant's common stock, May 15, 2020:  Common Stock – 43,465,233.

BAYNON INTERNATIONAL CORP.

FORM 10-Q

INDEX

Page

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Mine Safety Disclosures	16
Item 5. Other Information	16
Item 6. Exhibits	16

SIGNATURES	17

BAYNON INTERNATIONAL CORP.

BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$1,651	$5,349
Total Current Assets	1,651	5,349

Total Assets	$1,651	$5,349

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$20,997	$27,536
Convertible notes payable – related parties	115,000	110,000
Accrued interest – related parties	19,969	18,305
Total Current Liabilities	155,966	155,841

Total Liabilities	155,966	155,841

Stockholders’ Deficiency
Common stock, par value $0.001, authorized 200,000,000 shares, issued and outstanding 43,465,233 shares at March 31, 2020 and December 31, 2019	43,465	43,465
Additional paid-in capital	309,905	309,905
Accumulated deficit	(507,685)	(503,862)
Total Stockholders’ Deficiency	(154,315)	(150,492)

Total Liabilities and Stockholders’ Deficiency	$1,651	$5,349

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019

Revenues	$ -	$ -

General and administrative expenses	2,160	4,500

Operating loss	(2,160)	(4,500)

Other Income (Expense):
Interest income	1	1
Interest expense – related parties	(1,664)	(1,331)

Total Other Income (Expense)	(1,663)	(1,330)

Net Loss	$ (3,823)	$ (5,830)

Loss per share:
Basic and diluted loss per common share	$ -	$ -

Basic and diluted common shares outstanding	43,465,233	43,465,233

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

Common Stock
$ .001 Par Value			Additional
Number			Paid In	Accumulated
of Shares		Amount	Capital	Deficit	Total
Balance, January 1, 2020	43,465,233	$ 43,465	$ 309,905	$ (503,862)	$ (150,492)

Net loss for the period	-	-	-	(3,823)	(3,823)

Balance, March 31, 2020	43,465,233	$ 43,465	$ 309,905	$ (507,685)	$ (154,315)

Balance, January 1, 2019	43,465,233	$ 43,465	$ 309,905	$ (475,733)	$ (122,363)

Net loss for the period	-	-	-	(5,830)	(5,830)

Balance, March 31, 2019	43,465,233	$ 43,465	$ 309,905	$ (481,563)	$ (128,193)

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	2020	2019

Cash flows from Operating Activities:
Net loss	$(3,823)	$(5,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest to related parties	1,664	1,331
Decrease in accounts payable and accrued expenses	(6,539)	(8,009)

Net cash used in operating activities	(8,698)	(12,508)

Cash flows from Financing Activities:
Proceeds from related party note payable	5,000	-

Net cash provided by financing activities	5,000	-

Decrease in Cash and Cash Equivalents	(3,698)	(12,508)

Cash and Cash Equivalents, beginning of period	5,349	13,808

Cash and Cash Equivalents, end of period	$1,651	$1,300

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

The December 31, 2019 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles generally accepted in the United States of America.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2020, its results of operations for the three months ended March 31, 2020 and 2019 and its cash flows for the three months ended March 31, 2020 and 2019.

The statements of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2019.

Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260, “Earnings Per Share”.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of loss per share for the three months ended March 31, 2020 and 2019 as their effect would be anti-dilutive:

	2020	2019
Convertible note payable and accrued interest – related parties (weighted average)	10,797,479	8,274,740

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating net losses and negative cash flows from operations.  The Company has no revenue generating operations and has limited cash resources.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through May 31, 2021 by obtaining additional financing from key officers, directors and certain investors.  However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable, notes payable, and accrued expenses approximate fair value based on the short-term maturity of those instruments. The carrying value of convertible notes payable – related parties approximate its fair value as of March 31, 2020 and December 31, 2019 as the interest rate on the notes approximate market rates.

Recently Issued Accounting Standards

Management does not believe that any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

3.     CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

On May 18, 2015, the Company issued an unsecured convertible note payable to a stockholder in exchange for $25,000 in cash for the Company’s working capital needs. The note bears interest at 6% per annum and originally had a term of one year. The note has been extended through May 18, 2021. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $0.0125 per share.

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

On April 24, 2017, the Company issued an unsecured convertible note payable to a stockholder in exchange for $25,000 for the Company’s working capital needs. The note bears interest at 6% per annum and originally had a term of one year. The note has been extended through April 24, 2021. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $0.0125 per share.

On November 16, 2017, the Company issued two unsecured convertible notes payable to stockholders in exchange for $20,000 ($10,000 each) in cash for the Company’s working capital needs. The notes bear interest at 6% per annum and originally had a term of one year. The notes have been extended through November 16, 2020. The stockholders each have the option to convert the note and accrued interest into the Company’s common stock at $0.0125 per share.

On May 2, 2019, the Company issued an unsecured convertible note payable to a stockholder in exchange for $20,000 in cash for the Company’s working capital needs. The note bears interest at 6% per annum and originally had a term of one year. The note has been extended through May 2, 2021. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $0.0125 per share.

On March 10, 2020, the Company issued an unsecured convertible note payable to a stockholder in exchange for $5,000 in cash for the Company’s working capital needs. The note bears interest at 6% per annum and has a term of one year. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $0.0125 per share.

At March 31, 2020 and December 31, 2019, convertible notes payable – related parties were $115,000 and $110,000, respectively. At March 31, 2020 and December 31, 2019, accrued interest on the notes were $19,969 and $18,305, respectively.  Interest expense amounted to $1,664 and $1,331 for the three months ended March 31, 2020 and 2019, respectively.

4.     INCOME TAXES

The Company recorded no income tax expense for the three months ended March 31, 2020 and 2019 because the estimated annual effective tax rate was zero. As of March 31, 2020, the Company continues to provide a valuation allowance against its net deferred tax assets as the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2020.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of the Company’s financial statements.

Liquidity and Capital Resources

At March 31, 2020, the Company had a cash balance of $1,651, which represents a $3,698 decrease from the $5,349 balance at December 31, 2019.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company.

During the three months ended March 31, 2020, we did not pursue any investing activities.

During the three months ended March 31, 2020, the Company issued an unsecured note payable to a stockholder in the amount of $5,000 in exchange for $5,000 cash to fund operations.

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

The accompanying financial statement has been prepared assuming the Company will continue as a going concern. The Company has no revenue generating operations, continues to incur net losses and negative cash flow from operations, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019

The Company incurred a net loss of $3,823 in the current period versus a net loss of $5,830 in the prior period.  General and administrative expenses were $2,160 compared to $4,500 in the prior period, a decrease of $2,340 due to fee concessions and lower legal and accounting fees billed.  General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions’ rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020.  Based on the existence of the material weakness in internal control over financial reporting discussed in our Form 10-K for the year ended December 31, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2020 to provide such reasonable assurances.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 15, 2020

BAYNON INTERNATIONAL CORP.

By:     /s/Pasquale Catizone

Pasquale Catizone,

Principal Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Principal Financial Officer