Form 10-Q
period 2020-06-30
BAYNON INTERNATIONAL CORP
filed 2020-08-10
CIK 1089598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2020

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

The number of outstanding shares of the registrant's common stock, August 10, 2020:  Common Stock – 43,465,233.

BAYNON INTERNATIONAL CORP.

FORM 10-Q

INDEX

Page

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Mine Safety Disclosures	13
Item 5. Other Information	13
Item 6. Exhibits	13

SIGNATURES	14

BAYNON INTERNATIONAL CORP.

BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$3,276	$5,349
Total Current Assets	3,276	5,349

Total Assets	$3,276	$5,349

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$23,307	$27,536
Convertible notes payable – related parties	115,000	110,000
Accrued interest – related parties	21,689	18,305
Total Current Liabilities	159,996	155,841

Total Liabilities	159,996	155,841

Stockholders’ Deficiency:
Common stock, par value $0.001, authorized 200,000,000 shares, issued and outstanding 43,465,233 shares at June 30, 2020 and December 31, 2019	43,465	43,465
Additional paid-in capital	309,905	309,905
Accumulated deficit	(510,090)	(503,862)
Total Stockholders’ Deficiency	(156,720)	(150,492)

Total Liabilities and Stockholders’ Deficiency	$3,276	$5,349

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-

General and administrative expenses	685	3,480	2,845	7,980

Operating loss	(685)	(3,480)	(2,845)	(7,980)

Other Income (Expense):
Interest income	-	2	1	3
Interest expense – related parties	(1,720)	(1,544)	(3,384)	(2,875)

Total Other Income (Expense)	(1,720)	(1,542)	(3,383)	(2,872)

Net Loss	$(2,405)	$(5,022)	$(6,228)	$(10,852)

Loss per share:
Basic and diluted loss per common share	$-	$-	$-	$-

Basic and diluted common shares outstanding	43,465,233	43,465,233	43,465,233	43,465,233

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIENCY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	Common Stock
	$ .001 Par Value		Additional
	Number		Paid In	Accumulated
	of Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2020	43,465,233	$43,465	$309,905	$(503,862)	$(150,492)

Net loss for the period	-	-	-	(3,823)	(3,823)

Balance, March 31, 2020	43,465,233	43,465	309,905	(507,685)	(154,315)

Net loss for the period	-	-	-	(2,405)	(2,405)

Balance, June 30, 2020	43,465,233	$43,465	$309,905	$(510,090)	$(156,720)

	Common Stock
	$ .001 Par Value		Additional
	Number		Paid In	Accumulated
	of Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2019	43,465,233	$43,465	$309,905	$(475,733)	$(122,363)

Net loss for the period	-	-	-	(5,830)	(5,830)

Balance, March 31, 2019	43,465,233	43,465	309,905	(481,563)	(128,193)

Net loss for the period	-	-	-	(5,022)	(5,022)

Balance, June 30, 2019	43,465,233	$43,465	$309,905	$(486,585)	$(133,215)

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	2020	2019

Cash flows from Operating Activities:
Net loss	$(6,228)	$(10,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest to related parties	3,384	2,875
Decrease in accounts payable and accrued expenses	(4,229)	(14,528)

Net cash used in operating activities	(7,073)	(22,505)

Cash flows from Financing Activities:
Proceeds from related party note payable	5,000	20,000

Net cash provided by financing activities	5,000	20,000

Decrease in Cash and Cash Equivalents	(2,073)	(2,505)

Cash and Cash Equivalents, beginning of period	5,349	13,808

Cash and Cash Equivalents, end of period	$3,276	$11,303

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Income taxes	$500	$500
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

The December 31, 2019 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles generally accepted in the United States of America.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2020, its results of operations for the three and six months ended June 30, 2020 and 2019 and its cash flows for the six months ended June 30, 2020 and 2019.

The statements of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended December 31, 2019.

Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260, “Earnings Per Share”.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of loss per share for the six months ended June 30, 2020 and 2019 as their effect would be anti-dilutive:

	2020	2019
Convertible notes payable and accrued interest – related parties (weighted average)	10,935,101	9,998,225

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing net losses and has negative cash flows from operations.  The Company has no revenue generating operations and has limited cash resources. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through August 31, 2021 by obtaining additional financing from key officers, directors and certain investors.  However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable, and accrued expenses approximate fair value based on the short-term maturity of those instruments. The carrying value of convertible notes payable – related parties approximate its fair value as of June 30, 2020 and December 31, 2019 as the interest rate on the notes approximate market rates.

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

At June 30, 2020 and December 31, 2019 convertible notes payable – related parties were $115,000 and $110,000, respectively. At June 30, 2020 and December 31, 2019, accrued interest on the notes were $21,689 and $18,305, respectively.  Interest expense amounted to $1,720 and $1,544 for the three months ended June 30, 2020 and 2019, respectively. Interest expense amounted to $3,384 and $2,875 for the six months ended June 30, 2020 and 2019, respectively.

4.INCOME TAXES

The Company recorded no income tax expense for the six months ended June 30, 2020 and 2019 because the estimated annual effective tax rate was zero. As of June 30, 2020, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no material changes to our critical accounting policies as of and for the six months ended June 30, 2020.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of the Company’s financial statements.

Liquidity and Capital Resources

At June 30, 2020, the Company had a cash balance of $3,276, which represents a $2,073 decrease from the $5,349 balance at December 31, 2019.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company net of $5,000 received from the issuance of a note payable and a reimbursement received of $2,500 for professional fees.

During the six months ended June 30, 2020 and 2019, we did not pursue any investing activities.

During the six months ended June 30, 2020, the Company issued an unsecured note payable to a stockholder in the amount of $5,000 cash to fund operations.

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

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever.  Management plans to seek additional debt and/or equity financing for the Company but cannot assure that such financing will be available on acceptable terms. Baynon’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.  Our auditors have included a going concern qualification in their auditors’ report dated March 26, 2020. Such going concern qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company’s operating results.

Results of Operations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

The Company incurred a net loss of $2,405 in the current period versus a net loss of $5,022 in the prior period.  General and administrative expenses were $685 compared to $3,480 in the prior period, a decrease of $2,795. During the three months ended June 30, 2020 the Company received a $2,500 professional fee reimbursement. General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to merge with an operating company, which might permit the Company to avail itself of those advantages.

Results of Operations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

The Company incurred a net loss of $6,228 in the current period versus a net loss of $10,852 in the prior period.  General and administrative expenses were $2,845 compared to $7,980 in the prior period, a decrease of $5,135 due to fee concessions, lower legal and accounting fees billed and a reimbursement of professional fees received. General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions’ rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020.  Based on the existence of the material weakness in internal control over financial reporting discussed in our Form 10-K for the year ended December 31, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2020 to provide such reasonable assurances.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 10, 2020

BAYNON INTERNATIONAL CORP.

By:/s/Pasquale Catizone

Pasquale Catizone,

Principal Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Principal Financial Officer