Form 10-Q
period 2020-09-30
BAYNON INTERNATIONAL CORP
filed 2020-11-02
CIK 1089598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2020

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

The number of outstanding shares of the registrant's common stock, November 2, 2020:  Common Stock – 43,465,233.

BAYNON INTERNATIONAL CORP.

FORM 10-Q

INDEX

Page

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Mine Safety Disclosures	13
Item 5. Other Information	13
Item 6. Exhibits	13

SIGNATURES	14

BAYNON INTERNATIONAL CORP.

BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$2,926	$5,349
Total Current Assets	2,926	5,349

Total Assets	$2,926	$5,349

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$26,116	$27,536
Convertible notes payable – related parties	95,000	110,000
Accrued interest – related parties	23,428	18,305
Total Current Liabilities	144,544	155,841
Convertible notes payable – related parties, net of current portion	20,000	-
Total Liabilities	164,544	155,841

Stockholders’ Deficiency:
Common stock, par value $0.001, authorized 200,000,000 shares, issued and outstanding 43,465,233 shares at September 30, 2020 and December 31, 2019	43,465	43,465
Additional paid-in capital	309,905	309,905
Accumulated deficit	(514,988)	(503,862)
Total Stockholders’ Deficiency	(161,618)	(150,492)

Total Liabilities and Stockholders’ Deficiency	$2,926	$5,349

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-

General and administrative expenses	3,160	6,215	6,005	14,195

Operating loss	(3,160)	(6,215)	(6,005)	(14,195)

Other Income (Expense):
Interest income	1	2	2	5
Interest expense – related parties	(1,739)	(1,663)	(5,123)	(4,538)

Total Other Income (Expense)	(1,738)	(1,661)	(5,121)	(4,533)

Net Loss	$(4,898)	$(7,876)	$(11,126)	$(18,728)

Loss per share:
Basic and diluted loss per common share	$-	$-	$-	$-

Basic and diluted common shares outstanding	43,465,233	43,465,233	43,465,233	43,465,233

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIENCY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	Common Stock
	$ .001 Par Value		Additional
	Number		Paid In	Accumulated
	of Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2020	43,465,233	$43,465	$309,905	$(503,862)	$(150,492)

Net loss for the period	-	-	-	(3,823)	(3,823)

Balance, March 31, 2020	43,465,233	43,465	309,905	(507,685)	(154,315)

Net loss for the period	-	-	-	(2,405)	(2,405)

Balance, June 30, 2020	43,465,233	43,465	309,905	(510,090)	(156,720)

Net loss for the period	-	-	-	(4,898)	(4,898)

Balance, September 30, 2020	43,465,233	$43,465	$309,905	$(514,988)	$(161,618)

	Common Stock
	$ .001 Par Value
	Number		Paid In	Accumulated
	of Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2019	43,465,233	$43,465	$309,905	$(475,733)	$(122,363)

Net loss for the period	-	-	-	(5,830)	(5,830)

Balance, March 31, 2019	43,465,233	43,465	309,905	(481,563)	(128,193)

Net loss for the period	-	-	-	(5,022)	(5,022)

Balance, June 30, 2019	43,465,233	43,465	309,905	(486,585)	(133,215)

Net loss for the period	-	-	-	(7,876)	(7,876)

Balance, September 30, 2019	43,465,233	$43,465	$309,905	$(494,461)	$(141,091)

The accompanying notes are an integral part of these financial statements

BAYNON INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	2020	2019

Cash flows from Operating Activities:
Net loss	$(11,126)	$(18,728)
Adjustments to reconcile net loss to net cash used in operating activities
Increase in accrued interest to related parties	5,123	4,538
Decrease in accounts payable and accrued expenses	(1,420)	(10,993)

Net cash used in operating activities	(7,423)	(25,183)

Cash flows from Financing Activities:
Proceeds from related party note payable	5,000	20,000

Net cash provided by financing activities	5,000	20,000

Decrease in Cash and Cash Equivalents	(2,423)	(5,183)

Cash and Cash Equivalents, beginning of period	5,349	13,808

Cash and Cash Equivalents, end of period	$2,926	$8,625

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Income taxes	$500	$500
Interest	$-	$-

BAYNON INTERNATIONAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

1.THE COMPANY

Baynon International Corp. formerly known as Technology Associates Corporation (the “Company”), was originally incorporated on February 29, 1968 under the laws of the Commonwealth of Massachusetts to engage in any lawful corporate undertaking.  On December 28, 1989, the Company reincorporated under the laws of the State of Nevada.  The Company was formerly engaged in the technology marketing business and its securities traded on the National Association of Securities Dealers OTC Bulletin Board.  The Company has not engaged in any business operations since 2003.

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Presentation

The December 31, 2019 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles generally accepted in the United States of America.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2020, its results of operations for the three and nine months ended September 30, 2020 and 2019 and its cash flows for the nine months ended September 30, 2020 and 2019.

The statements of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260, “Earnings Per Share”.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding, Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock.  Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The following securities have been excluded from the calculation of loss per share for the nine months ended September 30, 2020 and 2019 as their effect would be anti-dilutive:

	2020	2019
Convertible notes payable and accrued interest – related parties (weighted average)	11,074,236	10,131,310

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred continuing operating losses and has negative cash flows from operations.  The Company has no revenue generating operations and has limited cash resources.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management believes that it will be able to achieve a satisfactory level of liquidity to meet the Company’s obligations through November 30, 2021 by obtaining additional financing from key officers, directors and certain investors.  However, there can be no assurance that the Company will be able to generate sufficient liquidity to maintain its operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable, and accrued expenses approximate fair value based on the short-term maturity of those instruments. The carrying value of convertible notes payable – related parties approximate its fair value as of September 30, 2020 and December 31, 2019 as the interest rate on the notes approximate market rates.

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

On September 9, 2016, the Company issued an unsecured convertible note payable to a stockholder in exchange for $20,000 in cash for the Company’s working capital needs. The note bears interest at 6% per annum and originally had a term of one year. The note has been extended through September 9, 2021. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $0.0125 per share.

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

On November 16, 2017, the Company issued two unsecured convertible notes payable to stockholders in exchange for $20,000 ($10,000 each) in cash for the Company’s working capital needs. The notes bear interest at 6% per annum and originally had a term of one year. The notes have been extended through November 16, 2021. The stockholders each have the option to convert the note and accrued interest into the Company’s common stock at $0.0125 per share.

On May 2, 2019, the Company issued an unsecured convertible note payable to a stockholder in exchange for $20,000 in cash for the Company’s working capital needs. The note bears interest at 6% per annum and matures on May 2, 2021.  The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $0.0125 per share.

On March 10, 2020, the Company issued an unsecured convertible note payable to a stockholder in exchange for $5,000 in cash for the Company’s working capital needs. The note bears interest at 6% per annum and has a term of one year. The stockholder has the option to convert the note and accrued interest into the Company’s common stock at $0.0125 per share.

At September 30, 2020 and December 31, 2019 convertible notes payable – related parties were $115,000 and $110,000, respectively. At September 30, 2020 and December 31, 2019, accrued interest on the notes were $23,428 and $18,305, respectively.  Interest expense amounted to $1,739 and $1,663 for the three months ended September 30, 2020 and 2019, respectively. Interest expense amounted to $5,123 and $4,538 for the nine months ended September 30, 2020 and 2019, respectively.

4.    INCOME TAXES

The Company recorded no income tax expense for the nine months ended September 30, 2020 and 2019 because the estimated annual effective tax rate was zero. As of September 30, 2020, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no material changes to our critical accounting policies as of and for the nine months ended September 30, 2020.

Trends and Uncertainties

There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on our limited operations. There are no known causes for any material changes from period to period in one or more line items of the Company’s financial statements.

Liquidity and Capital Resources

At September 30, 2020, the Company had a cash balance of $2,926, which represents a $2,423 decrease from the $5,349 balance at December 31, 2019.  This decrease was primarily the result of cash used to satisfy the requirements of a reporting company net of $5,000 received from the issuance of a note payable and a reimbursement received of $2,500 for professional fees.

During the nine months ended September 30, 2020 and 2019, we did not pursue any investing activities.

During the nine months ended September 30, 2020, the Company issued an unsecured note payable to a stockholder in the amount of $5,000 cash to fund operations.  During the nine months ended September 30, 2019, the Company issued an unsecured note payable to a stockholder in the amount of $20,000 cash to fund operations.

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

Results of Operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

The Company incurred a net loss of $4,898 in the current period versus a net loss of $7,876 in the prior period.  General and administrative expenses were $3,160 compared to $6,215 in the prior period, a decrease of $3,055 due lower accounting and transfer agent fees billed.  General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

During the current and prior period, the Company did not record an income tax benefit due to the uncertainty associated with the Company’s ability to merge with an operating company, which might permit the Company to avail itself of those advantages.

Results of Operations for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The Company incurred a net loss of $11,126 in the current period versus a net loss of $18,728 in the prior period.  General and administrative expenses were $6,005 compared to $14,195 in the prior period, a decrease of $8,190 due to fee concessions, lower legal and accounting fees billed and a reimbursement of professional fees received of $2,500. General and administrative expenses were incurred primarily to enable Baynon to satisfy the requirements of a reporting company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions’ rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020.  Based on the existence of the material weakness in internal control over financial reporting discussed in our Form 10-K for the year ended December 31, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2020 to provide such reasonable assurances.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 2, 2020

BAYNON INTERNATIONAL CORP.

By:     /s/Pasquale Catizone

Pasquale Catizone,

Principal Executive Officer

/s/Daniel Generelli

Daniel Generelli,

Principal Financial Officer